Form 10QSB
period 1996-03-31
TELCOM SEMICONDUCTOR INC
filed 1996-05-13
CIK 917415

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 FORM 10 - QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996


                         Commission File Number 0-26312


                           TELCOM SEMICONDUCTOR, INC.
       (Exact name of small business issuer as specified in its charter)



                 Delaware                                 94-3186995
       (State or other jurisdiction of                (I. R. S. Employer
        incorporation or organization)                Identification No.)



                  1300 Terra Bella, Mt. View, California 94039
                                 (415) 968-9241
         (address, including zip code, and telephone number, including code, of issuer's principle executive offices)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    -----

The number of shares outstanding of the issuer's Common Stock as of May 3, 1996 was 15,583,545.

                           TELCOM SEMICONDUCTOR, INC.



                                  FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1996


                                     INDEX



                                                                           PAGE
                                                                            NO.

Part I. Financial Information

        Item 1. Financial Statements

                Condensed Consolidated Statements of Income                 3

                Condensed Consolidated Balance Sheets                       4

                Condensed Consolidated Statements of Cash Flows             5

                Notes To Condensed Consolidated Financial Statements        6-8

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             9-16

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K                            17


Signatures                                                                   18


PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements


                           TELCOM SEMICONDUCTOR, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                         Three Months Ended
                                         -------------------

                                         Mar. 31,   Mar. 31,
                                           1996       1995
                                         --------   --------

Net sales                                  $ 9,167   $ 8,629

Cost of sales                                5,608     5,750
                                           -------   -------

Gross profit                                 3,559     2,879
                                           -------   -------

Operating expenses:
    Research and development                 1,251       613
    Selling, general and administrative      1,911     1,583
                                           -------   -------

          Total operating expenses           3,162     2,196
                                           -------   -------


Income from operations                         397       683
Interest income, net                           112         8
                                           -------   -------

Income before income taxes                     509       691

Provision for income taxes                     138       173
                                           -------   -------

Net income                                 $   371   $   518
                                           =======   =======

Net income per share                       $  0.02   $  0.03
                                           =======   =======


Number of shares used to compute per
 share data                                 16,882    14,930
                                           =======   =======




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TELCOM SEMICONDUCTOR, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                               Mar. 31,   Dec. 31,
                                                 1996       1995
                                              ---------   ---------

ASSETS

Current assets:
    Cash and cash equivalents                   $ 7,928    $15,849
    Marketable securities                        10,692      7,990
    Accounts receivable, less allowance
     for doubtful accounts of $195 and $156       5,700      6,233
    Inventory                                     8,395      6,882
    Deferred income taxes                         1,145      1,145
    Other current assets                            354        174
                                                -------    -------
        Total current assets                     34,214     38,273

Property and equipment, net                      12,253     11,532
Other assets                                      3,000          -
                                                -------    -------

                                                $49,467    $49,805
                                                =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of notes payable            $ 1,459    $ 1,265
    Accounts payable                              2,548      2,167
    Accrued liabilities                           1,686      1,908
    Deferred distributor income                   1,572      1,652
    Income taxes payable                            760      1,925
                                                -------    -------
        Total current liabilities                 8,025      8,917

Notes payable                                     3,485      3,328
Deferred income taxes                               501        501
                                                -------    -------

        Total liabilities                        12,011     12,746
                                                -------    -------

Stockholders' equity:
    Common stock                                     16         15
    Additional paid-in capital                   32,748     32,740
    Notes receivable from stockholders              (29)       (46)
    Retained earnings                             4,721      4,350
                                                -------    -------

        Total stockholders' equity               37,456     37,059
                                                -------    -------


                                                $49,467    $49,805
                                                =======    =======



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TELCOM SEMICONDUCTOR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                          Three Months Ended
                                              March 31,
                                         -------------------
                                           1996      1995
                                         --------   --------


Cash flows from operating activities:
Net income                                $   371   $   518
Adjustments to reconcile net income to
 net cash
   provided by (used for) operating
    activities:
      Depreciation and amortization           758       266
      Provision for uncollectible              39       (13)
       accounts
      Changes in assets and liabilities:
           Accounts receivable                494      (557)
           Inventory                       (1,513)      (38)
           Other current assets              (180)       51
           Accounts payable                   381       465
           Accrued liabilities               (222)      (71)
           Deferred distributor income        (80)      395
           Income taxes payable            (1,165)       13

Net cash provided by (used for)
 operating
   activities                              (1,117)    1,029
                                          -------   -------

Cash flows from investing activities:
      Purchases of property and            (1,484)   (2,804)
       equipment
      Proceeds from sale of equipment           5         -
      Investment in IC WORKS, Inc.          3,000         -
      Net purchases of marketable
       securities                          (2,702)        -
                                          -------   -------
Net cash used for investing activities     (7,181)   (2,804)
                                          -------   -------

Cash flow from financing activities:
      Proceeds from sale of common stock        9         1
      Notes receivable from stockholders       17         6
      Borrowings on notes payable             756     1,516
      Payments on notes payable              (405)     (124)
                                          -------   -------
Net cash provided by financing
 activities                                   377     1,399
                                          -------   -------

Net increase (decrease) in cash and cash
 equivalents                               (5,219)     (376)
Cash and cash equivalents at the
 beginning of year                         15,849     6,297
                                          -------   -------


Cash and equivalents at the end of year   $ 7,928   $ 5,921
                                          =======   =======



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TELCOM SEMICONDUCTOR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED
                             (amounts in thousands)


          1. The Company and Basis of  Presentation:

          TelCom Semiconductor, Inc. ("TelCom" or the "Company") designs, develops, manufactures and markets a diversified portfolio of high performance analog integrated circuits for use in a wide variety of electronic systems. The Company operates and reports financial results on a 52-53 week fiscal year ending on the last Friday of December. For convenience, the Company has presented its fiscal year as ending December 31, and its fiscal quarter as ending March 31.

          In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the December 31, 1995 financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein.

          This report on Form 10-QSB for the period ended March 31, 1996 should be read in conjunction with the Company's 1995 Annual Report on Form 10-KSB.


          2. Net Income per Share

          Net income per share is computed using the weighted average number of shares of common stock and, when dilutive, common equivalent shares from mandatorily redeemable convertible preferred stock (using the if-converted method) and from stock options and warrants (using the treasury stock method). Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares, warrants and options issued by the Company during the twelve-month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented.

          3. Balance Sheet Details:


                                                 Mar. 31,   Dec. 31,
                                                   1996       1995
                                                 --------   --------

Marketable securities:
             U.S. Government agency obligations   $ 7,232    $ 1,509
             Municipal Government obligations       3,460      6,481
                                                 --------    -------
                                                  $10,692    $ 7,990
                                                 ========    =======

Inventory:
             Raw Material                         $   963    $ 1,014
             Work in Process                        4,921      3,172
             Finished Goods                         2,511      2,696
                                                 --------    -------

                                                  $ 8,395    $ 6,882
                                                 ========    =======

Property and equipment:
             Equipment                            $13,439    $12,110
             Leasehold improvements                 1,935      1,785
                                                 --------    -------
                                                   15,374     13,895

             Accumulated depreciation              (3,121)    (2,363)
                                                 --------    -------

                                                  $12,253    $11,532
                                                 ========    =======

Accrued  liabilities:
             Payroll and related                  $ 1,227    $ 1,251
             Accrued  rent                            161        186
             Professional  fees                       105        176
             Other                                    193        295
                                                 --------    -------

                                                  $ 1,686    $ 1,908
                                                 ========    =======


          4. Income Taxes

          The provision for income taxes reflects the estimated annualized effective rate applied to earnings for the interim period. The effective rate differs from the U. S. statutory rate primarily due to earnings of foreign subsidiaries being taxed at lower rates.

          5. Additional Foundry Agreement

          In November 1995, the Company entered into a foundry agreement with IC WORKS, Inc. whereby the Company will obtain guaranteed production capacity for certain of the Company's integrated circuits. The agreement requires TelCom to provide approximately $10 million in capital equipment to IC WORKS and to purchase up to a maximum of $3 million of preferred stock of IC WORKS, Inc. During the three months ended March 31, 1996, the Company purchased $3 million of such preferred stock.

          6. Sale of Common Stock

          On August 2, 1995, the Company completed its initial public offering of 4,140,000 shares of its Common Stock, of which 2,496,666 shares were issued and sold by the Company. Net proceeds to the Company aggregated approximately $19.0 million. As of the closing date of the offering, all of the mandatorily redeemable convertible preferred stock outstanding prior to the offering was automatically converted into an aggregate of 9,561,668 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Report on Form-10QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk related factors set forth herein.

Overview

          TelCom Semiconductor, Inc. ("TelCom" or the "Company") designs, develops, manufactures and markets a diversified portfolio of high-performance standard analog integrated circuits for a wide variety of applications in the industrial, communications, computer, automotive and medical markets. The Company's products comprise three principal product families: mixed signal products, which are analog devices with some digital control functionality, such as display analog/digital converters: power management products, such as switch node power supply controllers, whose function is to conserve power, and smart sensors, such as solid state thermal management devices. Within each family, the Company markets proprietary and selected second source products offering a range of performance, functionality and price. Average selling prices for the Company's proprietary products have tended to decline at a slower rate than have those for the Company's second source products, which are more susceptible to competitive pricing pressures. The Company generally recognizes higher gross margins on its proprietary products than on its second source products. Most of the Company's revenues during 1995 were from products introduced prior to 1994. Since December 1993, the Company has focused its product development efforts on new proprietary products and second source products and the Company introduced six of these products in late 1995.

          The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect net sales, gross margins and operating income. These factors include the volume and timing of orders received, changes in the mix of proprietary and second source products sold, market acceptance of the Company's and its customers' products, competitive pricing pressures, the Company's ability to introduce new products on a timely basis, the timing and extent of research and development expenses, fluctuations in manufacturing yields, cyclical semiconductor industry conditions, the Company's access to advanced process technologies and the timing and extent of process development costs. Historically in the semiconductor industry, average selling prices of products have decreased over time. If the Company is unable to introduce new products with higher margins, maintain its product mix between proprietary and second source products or reduce manufacturing costs to offset decreases in the prices of its existing products, the Company's operating results will be adversely affected. The Company's business is characterized by short term orders and shipments schedules, and customer orders typically can be canceled or rescheduled without penalty to the customer. Since most of the Company's backlog is cancelable without penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, because of the high fixed costs in the semiconductor industry, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls. As a result of the forgoing or other factors, the Company may experience material adverse fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.

          On August 2, 1995, the Company completed its initial public offering of 4,140,000 shares of its common stock, of which 2,496,666 shares were issued and sold by the Company. Net proceeds to the Company aggregated approximately $19 million. Earnings per share computations for future periods will reflect the additional dilution for the full effect of the 2,496,666 shares sold by the Company.

          In November 1995, the Company entered into a foundry agreement with IC WORKS, Inc., a privately-held company located in San Jose, California. The terms of the agreement require TelCom to provide approximately $10 million in capital equipment to IC WORKS and to purchase up to a maximum of $3 million of preferred stock of IC WORKS. In the first quarter of 1996, the Company purchased $3 million of such preferred stock. In return for this investment, TelCom will receive guaranteed submicron wafer capacity for a period of five years, projected to start in 1997.

Results of Operations

Net Sales

          Net sales for the three month period ended March 31, 1996 increased $538,000, or 6.2%, from the corresponding period in the prior fiscal year. The increase in sales was primarily due to higher unit volumes of the Company's standard products in its power management and smart sensor product families in all geographical areas. International sales accounted for approximately 57% of the Company's net sales for the three months ended March 31, 1996 and March 31, 1995. In absolute dollars, sales in the Asian market increased with higher unit volumes in power management and sensors as well as higher unit prices in mixed signal products. During the three months ended March 31, 1996, two OEM customers, Motorola and Compaq Computer, accounted for approximately 8% and 9% of net sales, respectively, compared to 13% and 9% respectively for the three months ended March 31, 1995. In addition, Future Electronics, one of the Company's distributors, accounted for 11% and 14% of the Company's net sales during the three months ended March 31, 1995 and during the three months ended March 31, 1996, respectively.

Gross  Margin

          Gross margin for the three month period ended March 31, 1996 increased as a percentage of sales to 38.8% compared to 33.4% in the corresponding period in the prior fiscal year. The increase in gross margins was primarily due to the increases in shipments of proprietary products, which generally have higher gross margins and increases in the sales prices on certain second source products.

Research and Development Expenses

          Research and development expenses for the three month period ended March 31, 1996 increased to $1.3 million or 13.6% of sales compared to $613,000 or 7.1% of sales for the corresponding period in the prior year, representing an increase of $638,000. This increase was primarily due to (i) wafer costs associated with new product development, (ii) increased staffing in design engineers and layout technicians, (iii) the use of consultants for design and layout of second source products, and (iv) the additional costs associated with manufacturing support for test development of new products. The Company expects research and development expenses generally to increase in absolute dollars in future periods although such expenses may fluctuate as a percentage of net sales.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses for the three month period ended March 31, 1996 increased to $1.9 million or 20.8% of sales compared to $1.6 million or 18.3% of sales for the corresponding period in the prior year. Selling, general and administrative expenses increased primarily due to the hiring of additional personnel in the selling organization in the United States and Europe and increased staffing to operate the Company's management information systems. The Company expects selling, general and administrative expenses generally to increase in absolute dollars in future periods although such expenses may continue to fluctuate as a percentage of net sales.

Interest Income, Net

          Interest income, net for the three month period ended March 31, 1996 was $112,000 compared to $8,000 for the corresponding period in the prior year. The increased net interest income is the result of interest earned from the increased level of investments from the proceeds of the Company's initial public offering less interest expense associated with equipment financing.


Income Taxes.

          The effective tax rate for the three month period ended March 31, 1996 is approximately 27% which reflects a blended rate of United States, Hong Kong, and German tax rates. This effective rate compares to 25% from the corresponding period in the prior year. The increase to the effective rate is due to the anticipated change in taxes due for each of the operating entities.


Liquidity and Capital Resources.

          As of March 31, 1996 the Company had $18.6 million of cash, cash equivalents and marketable securities. The Company used $1.1 million of cash from operating activities during the three months ended March 31, 1996 primarily reflecting net income of $371,000 and depreciation of $758,000, offset by a net increase of $2.2 million in working capital. The increase in working capital primarily reflects increases in net inventories of $1.5 million, primarily due to lower sales from the three months ended December 31, 1995, and a decrease of taxes payable of $1.2 million, reflecting payment of 1995 income tax liabilities. During the period ended March 31, 1996, the Company reduced it's production to maintain the inventory levels to current forecasted orders.

          At March 31,1996, the Company had notes payable of $4.9 million, the proceeds of which were utilized to purchase certain equipment securing such notes. These notes bear interest ranging from 12% to 13% per annum and are payable in monthly installments of principal and interest.

          At March 31, 1996, the Company had $3 million of preferred stock purchased from IC WORKS, Inc., as part of an agreement entered into with IC WORKS in November 1995.

          The Company believes that its current cash, cash equivalent and marketable securities balances, together with anticipated cash flow from operations, will be sufficient to meet the Company's needs for the next twelve months.

Certain Factors Affecting Future Results of Operations

          The Company's future results of operations are dependent upon a number of factors, including those described below:

          Dependence on New Products. The Company's success depends upon its ability to develop new analog circuits for existing and new markets, to introduce such products in a timely manner and to have such products gain market acceptance. Most of the Company's revenues during 1994 and 1995 have been from products introduced prior to 1994. Since December 1993, the Company has focused its product development efforts on new proprietary products. The development of new analog circuits is highly complex and from time to time the Company has experienced delays in developing and introducing new products. Successful product development and introduction depends on a number of factors including proper new product definition, timely completion of design and testing of new products, achievement of acceptable manufacturing yields and market acceptance of the Company's and its customers' products. Moreover, successful product design and development is dependent on the Company's ability to attract, retain and motivate qualified analog design engineers, of which there is a limited number. There can be no assurance that the Company will be able to meet these challenges or adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully. Due to the complexity and variety of analog circuits, the limited number of analog circuit designers and the limited effectiveness of computer-aided design systems in the design of analog circuits, there can be no assurance that the Company will be able to continue to successfully develop and introduce new products on a timely basis. Although the Company seeks to design products that have the potential to become industry standard products, there can be no assurance that any products introduced by the Company will be adopted by such market leaders, or that any product initially accepted by the Company's customers that are market leaders will become industry standard products. The Company's failure to continue to develop and introduce new products successfully could materially and adversely affect its business and operating results.

          The Company's results of operations are dependent on the balance between sales of relatively higher margin but lower volume proprietary products and relatively higher volume but lower margin second source products. In order to improve its margins, sales of proprietary products must in the future represent a greater percentage of the Company's net revenues, requiring the Company to successfully develop, introduce and market new proprietary products. There can be no assurance that the Company will be successful in developing new proprietary products with the features and functionality that customers in its key markets will demand.

          Manufacturing Risks. The fabrication of integrated circuits is a highly complex and precise process. Minute impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, manufacturing equipment failures, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. The majority of the Company's costs of manufacturing are relatively fixed, and, consequently, the number of shippable die per wafer for a given product is critical to the Company's results of operations. To the extent the Company does not achieve acceptable manufacturing yields or experiences product shipment delays, its financial condition or results of operations would be materially and adversely affected. The Company has from time to time in the past experienced lower than expected production yields, which have delayed product shipments and adversely affected gross margins. For example, in the quarter ended December 31, 1994, the Company experienced lower than expected production yields due to difficulties encountered in increasing manufacturing volume. As the Company continues to increase its manufacturing output, there can be no assurance that the Company will not experience a decrease in manufacturing yields. Moreover, there can be no assurance that the Company will be able to maintain acceptable manufacturing yields in the future. In order to meet anticipated future demand, the Company believes that it will need to increase its manufacturing capacity. Failure to do so could result in a loss of customers, which could materially and adversely affect the Company's financial condition or results of operations.

          The Company currently manufactures substantially all of its products at its wafer fabrication facility in Mountain View, California. Given the complex nature of the Company's products, it would be difficult for the Company to arrange for independent manufacturing facilities to supply such products.
Any prolonged inability to utilize the Company's manufacturing facility as a result of fire, natural disaster or otherwise would have material adverse effect on the Company's financial condition and results of operations. During periods of decreased demand, high fixed wafer fabrication costs could have a material adverse effect on the Company's financial condition or results of operations. Furthermore, the Company is dependent on a number of local subcontractors for certain of its manufacturing processes. The failure of any of these subcontractors to perform these processes on a timely basis could result in manufacturing delays, which could materially and adversely affect the Company's results of operations.

          Dependence on New Technologies; Technological Change. The markets for the Company's products are characterized by rapid technological change and frequent new product introductions. To remain competitive, the Company must develop or obtain access to new semiconductor process technologies in order to reduce die size, increase die performance and functional complexity and improve manufacturing yields. Semiconductor designs and process methodologies are subject to rapid technological change, requiring large expenditures for research and development. If the Company is unable to define, design, develop and introduce competitive new products on a timely basis, its future operating results will be materially and adversely affected. In addition, the Company's ability to compete successfully depends on being able to use advanced analog process technologies to manufacture its products. There can be no assurance that the analog process technology utilized by the Company will not become obsolete.

          Intense Competition. The analog semiconductor industry is highly competitive and subject to rapid technological change. Significant competitive factors in the analog market include product features, performance, price, the timing of product introductions, the emergence of new computer standards and other customer systems, product quality and customer support. Because the standard products market for analog integrated circuits is diverse and highly fragmented, the Company encounters different competitors in its various product markets. The Company's principal competitors include Linear Technology Corporation, Maxim Integrated Products and Harris Semiconductor in one or more of its product areas. Other competitors include Motorola, National Semiconductor Corporation, Unitrode Corporation and certain Japanese manufacturers. Each of these competitors has substantially greater technical, financial and marketing resources and greater name recognition than the Company. The Company expects intensified competition from existing analog circuit suppliers and the possible entry of new competition. Increased competition could adversely affect the Company's financial condition or results of operations. There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not adversely affect the Company's financial condition and results of operations. Competitive pressures could reduce market acceptance of the Company's products and result in price reductions and increases in expenses that could adversely affect the Company's financial condition or results of operations.

          Dependence on International Sales and Operations. International sales accounted for approximately 57% of the Company's net sales for the three months ended March 31, 1996 and March 31, 1995. The Company expects international sales to continue to represent a significant portion of product sales. International sales and operations involve various risks, including unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general political risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because a substantial majority of the Company's international sales are denominated in United States dollars, increases in the value of the dollar would increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products, the sales of which are denominated in local currencies. There can be no assurance that regulatory, political and other factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices.

          Customer and Distributor Concentration. A limited number of customers and distributors has accounted for a significant portion of the Company's net sales. During the three month ended March 31, 1996, the Company's top two customers (excluding distributors), Motorola and Compaq Computer, accounted for approximately 8% and 9% of net sales, respectively. In addition, Future Electronics, one of the Company's distributors, accounted for 14% of the Company's net sales during the three months ended March 31, 1996. The Company anticipates that it will continue to be dependent or may increase its dependence on a number of key customers and distributors for a significant portion of its net sales. The reduction, delay or cancellation of orders from one or more significant customers for any reason could materially and adversely affect the Company's operating results. The Company is also dependent on sales representatives and distributors for the sale of its products to many of its customers. Such distributors sell competitors' products and are not within the control of the Company. Loss of one or more of the Company's current distributors or disruption of the Company's sales and distribution channels could materially and adversely affect the Company's business and operating results.

          Dependence on Key Suppliers; Outsourcing of Assembly Operations. The packaging of the Company's products is performed by a limited group of subcontractors and certain of the raw materials included in such products are obtained from a limited group of suppliers. For example, 5 inch silicon substrates, which are a key component of the Company's products, are currently available from only two suppliers and are subject to long ordering lead times. Although the Company seeks to reduce its dependence on its sole and limited source suppliers, disruption or termination of any of these sources could occur and such disruptions could have a material adverse effect on the Company's financial condition or results of operations. Moreover, a prolonged inability to obtain raw materials could have a material adverse effect on the Company's financial condition or results of operations and could result in damage to customer relationships.

          The Company depends on and may in the future depend on third party subcontractors. For example, all of the Company's products are currently assembled by independent third parties in Asia. In the event that any of the Company's subcontractors were to experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in supply to the Company, the Company's operating results would be adversely affected until alternative subcontractors, if any, became available.

          Patents and Intellectual Property.  The Company's success depends in part in its ability to obtain patents and licenses and to preserve other intellectual property rights covering its manufacturing processes, products and development and testing tools. The Company seeks patent protection for those inventions and technologies for which it believes such protection is suitable and is likely to provide a competitive advantage to the Company. The process of seeking patent protection can be long and expensive and there can be no assurance that its current patents or any new patents that may be issued will be of sufficient scope or strength to provide any meaningful protection or any commercial advantage to the Company. The Company may in the future be subject to or initiate interference proceedings in the United States Patent and Trademark office, which can demand significant financial and management resources.

          The Company regards elements of its manufacturing process, product design and equipment as proprietary and seeks to protect its proprietary rights through a combination of employee and third party non-disclosure agreements, internal procedures and patent protection. Notwithstanding the Company's attempts to protect its proprietary rights, the Company believes that its future success will depend primarily upon the technical expertise, creative skills and management abilities of its officers and key employees rather than on patent and copyright ownership. The Company also relies substantially on trade secrets and proprietary technology to protect technology and manufacturing know-how, and works actively to foster continuing technological innovation to maintain and protect its competitive position. There can be no assurance that the Company's competitors will not independently develop or patent substantially equivalent or superior technologies.

          Although the Company is not currently a party to any material litigation, the semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.

          As is typical in the semiconductor industry, the Company has from time to time received, and may in the future receive, communications from third parties asserting patents, mask work rights, or copyrights on certain of the Company's products and technologies. Although the Company is not currently a party to any material litigation, in the event a third party were to make a valid intellectual property claim and a license was not available on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation, which could result in substantial cost to the Company and diversion of its resources, may also be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses or the occurrence of litigation relating to patent infringement or other intellectual property matters could have a material adverse effect on the Company's business and operating results. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products.

          Environmental and Other Governmental Regulations. Federal, state and local regulations impose various controls on the storage, handling, discharge and disposal of chemicals and gases used in the Company's manufacturing process and on the facility leased by the Company in Mountain View, California. The Company believes that its activities conform to present governmental regulations applicable to its operations and its current facilities including those related to environmental, land use, public utility utilization and fire code matters. Increasing public attention has, however, been focused on the environmental impact of semiconductor operations and the risk to neighbors of chemical releases from such operations. There can be no assurance that such governmental regulations will not in the future impose the need for additional capital equipment or other process requirements upon the Company or restrict the Company's ability to expand its operations. In this regard, the City of Mountain View, where the Company's wafer fabrication facility is located, recently adopted an ordinance which restricts the storage and use of hazardous materials within the proximity of certain sensitive uses, including hospitals, day care facilities and schools. Although the Company's existing operations are not affected by the ordinance, there can be no assurance that this ordinance will not materially adversely affect the Company's future operations. The adoption of this ordinance or similar measures or any failure by the Company to comply with applicable environmental and land use regulations or to restrict the discharge of hazardous substance could subject the Company to future liability or could cause its manufacturing operations to be curtailed or suspended.

          The Company acquired the semiconductor manufacturing operations of Teledyne, Inc. previously conducted at the Company's facility. The semiconductor manufacturing operations conducted by Teledyne at the facility allegedly contaminated the soil and groundwater of the facility and the groundwater of properties located down-gradient of the facility. Although the Company was indemnified by Teledyne as part of the acquisition transaction against, among other things, any liabilities arising from any such contamination, there can be no assurance that claims will not be made against the Company or that such indemnification will be available or will provide meaningful protection at the time any such claim is brought. To the extent the Company is subject to a claim which is not covered by the indemnity from Teledyne or as to which Teledyne is unable to provide indemnification, the Company's financial condition or results of operations could be materially and adversely affected.

          Semiconductor Industry. The semiconductor industry is characterized by rapid technological change, cyclical market patterns, significant price erosion, periods of over-capacity and production shortages, variations in manufacturing costs and yields and significant expenditures for capital equipment and product development. The industry has from time to time experienced depressed business conditions. There can be no assurance that any future downturn in the industry will not be severe or that any such downturn will not have a material adverse effect on the Company's results of operations. There can be no assurance that the Company will not experience substantial period-to-period fluctuations in operating costs due to general semiconductor industry conditions or other factors.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibits are being filed as part of this report.

                10.14   Operating Agreement between TelCom Semiconductor, Inc.
                        and IC WORKS Inc. dated as of November 2, 1995
                10.15   Wafer Production Agreement between TelCom Semiconductor,
                        Inc. and IC Works, Inc. dated as of November 2, 1995
                11.1    Statement re: Computation of Per Share Earnings
                27.1    Financial Data Schedule

        (b) No reports on Form 8-K were filed during the second quarter for which this report is filed.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 TELCOM SEMICONDUCTOR, INC.
                                                 (Registrant)



Date: May 9, 1996                                By:    /s/ Phillip M. Drayer
                                                     --------------------------


                                                 Phillip M. Drayer
                                                 President
                                                 Chief Executive Officer



Date: May 9, 1996                                By:   /s/ R. Michael O'Malley
                                                     --------------------------



                                                 R. Michael O' Malley
                                                 Chief Financial Officer