Form 10QSB
period 1996-06-30
TELCOM SEMICONDUCTOR INC
filed 1996-08-09
CIK 917415

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                 FORM 10 - QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996


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


Yes      X             No
        ---                ---

The number of shares outstanding of the issuer's Common Stock as of August 6, 1996 was 15,692,981.

                           TELCOM SEMICONDUCTOR, INC.



                                  FORM 10-QSB

                      FOR THE QUARTER ENDED JUNE 30, 1996


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

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS


                           TELCOM SEMICONDUCTOR, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                            Three Months Ended      Six Months Ended
                                            -------------------    -------------------
                                            June 30,   June 30,    June 30,    June 30,
                                             1996       1995        1996         1995
                                            -------    -------     -------     -------
Net sales                                   $ 9,434    $ 9,303     $18,601     $17,932

Cost of sales                                 6,006      5,866      11,614      11,616
                                            -------    -------     -------     -------

Gross profit                                  3,428      3,437       6,987       6,316
                                            -------    -------     -------     -------

Operating expenses:
    Research and development                  1,159        539       2,410       1,152
    Selling, general and administrative       1,883      1,745       3,794       3,328
                                            -------    -------     -------     -------

          Total operating expenses            3,042      2,284       6,204       4,480
                                            -------    -------     -------     -------

Income from operations                          386      1,153         783       1,836
Interest income (expense), net                  100        (61)        212         (53)
                                            -------    -------     -------     -------

Income before income taxes                      486      1,092         995       1,783

Provision for income taxes                      131        285         269         458
                                            -------    -------     -------     -------

Net income                                  $   355    $   807     $   726     $ 1,325
                                            =======    =======     =======     =======

Net income per share                        $  0.02    $  0.05     $  0.04     $  0.09
                                            =======    =======     =======     =======

Number of shares used to compute per
 share data                                  16,917     14,910      16,900      14,920
                                            =======    =======     =======     =======

                 The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                           TELCOM SEMICONDUCTOR, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                     June 30,    Dec. 31,
                                                       1996        1995
                                                      -------     -------
ASSETS

Current assets:
    Cash and cash equivalents                         $ 8,150     $15,849
    Marketable securities                              10,601       7,990
    Accounts receivable, less allowance
     for doubtful accounts of $195 and $156             5,430       6,233
    Inventory                                           8,979       6,882
    Deferred income taxes                               1,145       1,145
    Other current assets                                  372         174
                                                      -------     -------
        Total current assets                           34,677      38,273

Property and equipment, net                            12,877      11,532
Other assets                                            3,000           -
                                                      -------     -------

                                                      $50,554     $49,805
                                                      =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of notes payable                  $ 1,832     $ 1,265
    Accounts payable                                    1,927       2,167
    Accrued liabilities                                 1,928       1,908
    Deferred distributor income                         1,521       1,652
    Income taxes payable                                  477       1,925
                                                      -------     -------
        Total current liabilities                       7,685       8,917

Notes payable                                           4,301       3,328
Deferred income taxes                                     501         501
                                                      -------     -------

        Total liabilities                              12,487      12,746
                                                      -------     -------

Stockholders' equity:
    Common stock                                           15          15
    Additional paid-in capital                         32,987      32,740
    Notes receivable from stockholders                    (11)        (46)
    Retained earnings                                   5,076       4,350
                                                      -------     -------
        Total stockholders' equity                     38,067      37,059
                                                      -------     -------

                                                      $50,554     $49,805
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

                           TELCOM SEMICONDUCTOR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                           ------------------
                                                            1996       1995
                                                           -------    -------
Cash flows from operating activities:
Net income                                                 $   726    $ 1,325
Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
      Depreciation and amortization                          1,579        677
      Provision for uncollectible accounts                      39        (16)
      Changes in assets and liabilities:
           Accounts receivable                                 764     (1,011)
           Inventory                                        (2,097)      (470)
           Other current assets                               (198)        29
           Accounts payable                                   (240)       467
           Accrued liabilities                                  20        544
           Deferred distributor income                        (131)       524
           Income taxes payable                             (1,448)       266
                                                           -------    -------
Net cash provided by (used for) operating activities          (986)     2,335
                                                           -------    -------

Cash flows from investing activities:
      Purchases of property and equipment                   (2,929)    (5,029)
      Proceeds from sale of equipment                            5          -
      Investment in IC WORKS, Inc.                          (3,000)         -
      Net purchases of marketable securities                (2,611)         -
                                                           -------    -------
Net cash used for investing activities                      (8,535)    (5,029)
                                                           -------    -------

Cash flow from financing activities:
      Proceeds from sale of common stock                       262          -
      Repurchase of common stock                               (15)        (2)
      Notes receivable from stockholders                        35         13
      Borrowings on notes payable                            2,317      3,118
      Payments on notes payable                               (777)      (326)
                                                           -------    -------
Net cash provided by financing activities                    1,822      2,803
                                                           -------    -------

Net increase (decrease) in cash and cash equivalents        (7,699)       109
Cash and cash equivalents at the beginning of period        15,849      6,297
                                                           -------    -------
Cash and equivalents at the end of period                  $ 8,150    $ 6,406
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

                          TELCOM SEMICONDUCTOR, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED
                            (amounts in thousands)


     1. The Company and Basis of  Presentation:

     TelCom Semiconductor, Inc. ("TelCom" or the "Company") designs, develops, manufactures and markets a diversified portfolio of high performance analog integrated circuits for use in a wide variety of electronic systems. The Company operates and reports financial results on a 52-53 week fiscal year ending on the last Friday of December. For convenience, the Company has presented its fiscal year as ending December 31, and its fiscal quarter as ending June 30.

     In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the December 31, 1995 financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein.

     This report on Form 10-QSB for the period ended June 30, 1996 should be read in conjunction with the Company's 1995 Annual Report on Form 10-KSB and the 10-QSB for the period ended March 31, 1996.


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

3. Balance Sheet Details:
                                                           June 30,    Dec. 31,
                                                             1996        1995
                                                           -------     -------
Marketable securities:
           U.S. Government agency obligations              $ 6,263     $ 1,509
           Municipal Government obligations                  4,338       6,481
                                                           -------     -------
                                                           $10,601     $ 7,990
                                                           =======     =======

Inventory:
           Raw material                                    $ 1,115     $ 1,014
           Work in process                                   5,027       3,172
           Finished goods                                    2,837       2,696
                                                           -------     -------

                                                           $ 8,979     $ 6,882
                                                           =======     =======

Property and equipment:
           Equipment                                       $13,519     $11,251
           Leasehold improvements                            1,947       1,659
                                                           -------     -------
                                                            15,466      12,910

           Accumulated depreciation                         (3,942)     (2,363)
                                                           -------     -------

                                                            11,524      10,547

           Construction in progress                          1,353         985
                                                           -------     -------

                                                           $12,877     $11,532
                                                           =======     =======

Accrued  liabilities:
           Payroll and related                             $ 1,501     $ 1,251
           Accrued  rent                                       143         186
           Professional  fees                                  140         176
           Other                                               144         295
                                                           -------     -------

                                                           $ 1,928     $ 1,908
                                                           =======     =======


     4. Income Taxes

     The provision for income taxes reflects the estimated annualized effective rate applied to earnings for the interim period. The effective rate differs from the U. S. statutory rate primarily due to earnings of foreign subsidiaries being taxed at lower rates.

     5. Additional Foundry Agreement

     In November 1995, the Company entered into a foundry agreement with IC WORKS, Inc. whereby the Company will obtain guaranteed production capacity for certain of the Company's integrated circuits. The agreement requires TelCom to provide approximately $10 million in capital equipment to IC WORKS and to purchase up to a maximum of $3 million of preferred stock of IC WORKS, Inc. During the six months ended June 30, 1996, the Company purchased $3 million of such preferred stock and $1.0 million of capital equipment.

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

OVERVIEW

     TelCom Semiconductor, Inc. ("TelCom" or the "Company") designs, develops, manufactures and markets a diversified portfolio of high-performance standard analog integrated circuits for a wide variety of applications in the industrial, communications, computer, automotive and medical markets. The Company's products comprise three principal product families: mixed signal products, which are analog devices with some digital control functionality, such as display analog/digital converters: power management products, such as switch node power supply controllers, whose function is to conserve power, and smart sensors, such as solid state thermal management devices. Within each family, the Company markets proprietary and selected second source products offering a range of performance, functionality and price. Average selling prices for the Company's proprietary products have tended to decline at a slower rate than have those for the Company's second source products, which are more susceptible to competitive pricing pressures. The Company generally recognizes higher gross margins on its proprietary products than on its second source products. Most of the Company's revenues during 1995 were from products introduced prior to 1994. Since December 1993, the Company has focused its product development efforts on new proprietary products and second source products and the Company has introduced eighteen
(18) of these products since September 1995. During the three month and six month periods ended June 30, 1996, sales of products that were introduced after September 1, 1995 accounted for 9% and 10%, respectively, of net sales.


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

     On August 2, 1995, the Company completed its initial public offering of 4,140,000 shares of its common stock, of which 2,496,666 shares were issued and sold by the Company. Net proceeds to the Company aggregated approximately $19 million. Earnings per share computations for periods after August 2, 1995 will reflect the additional dilution for the full effect of the 2,496,666 shares sold by the Company.

     In November 1995, the Company entered into a foundry agreement with IC WORKS, Inc., a privately-held company located in San Jose, California. The terms of the agreement require TelCom to provide approximately $10 million in capital equipment to IC WORKS and to purchase up to a maximum of $3 million of preferred stock of IC WORKS. During the first six months ended June 30, 1996, the Company purchased $3 million of such preferred stock and $1.0 million of capital equipment. In return for this investment, TelCom will receive guaranteed submicron wafer capacity for a period of five years, projected to start in 1997.

RESULTS OF OPERATIONS

Net Sales
- ---------

     Net sales for the three month and six month periods ended June 30, 1996 increased $131,000, or 1.4% and $669,000 or 3.7%, respectively, from the corresponding periods in the prior fiscal year. The increase in sales was primarily due to higher unit volumes of the Company's standard products in its power management and smart sensor product families offset by lower sales volume in commodity products in its mixed signal product line, primarily in Asia. International sales for the three month and six month periods were 62% and 60%, respectively, compared to 60% and 57% for the same periods in the prior year. Sales in the Asian market increased in the three month and six month periods, 30% and 27%, respectively, with higher unit volumes in power management and sensors offset by the lower sales volume in mixed signal products. Sales in Europe decreased in the three month and six month periods ended June 30, 1996 by 20% and 9%, respectively, with lower sales volume in the power management and mixed signal products. Two OEM customers, Motorola and Compaq Computer, each accounted for approximately 7% and 8% of net sales for the three month and six month periods ended June 30, 1996, respectively, compared to 12% for Motorola and 8% for Compaq for the corresponding periods in the prior year. Future Electronics, one of the Company's distributors, accounted for 13% of the Company's net sales during the three month and six month periods ended June 30, 1996 as well as the corresponding periods for the prior year. During the three month and six month periods ended June 30, 1996, sales of products that were introduced after September 1, 1995 accounted for 9% and 10%, respectively, of net sales.

Gross Margin
- ------------

     Gross margin for the three month period ended June 30, 1996 decreased as a percentage of sales to 36.3% from 36.9% in the corresponding period in the prior fiscal year. The decrease in gross margins was primarily due to higher overhead period costs due to lower factory utilization. Gross margins for the six month period ended June 30, 1996 increased as a percentage of sales to 37.6% compared to 35.2% in the corresponding period in the prior fiscal year. The increase in gross margins was primarily due to the increases in shipments of proprietary products, which generally have higher gross margins and increases in the sales prices on certain second source products offset by higher overhead period costs due to lower factory utilization.

Research and Development Expenses
- ---------------------------------

     Research and development expenses for the three month and six month periods ended June 30, 1996 increased to $1.2 million or 12.3% of sales and $2.4 million or 13% of sales, respectively, compared to $539,000 or 5.8% of sales and $1.2 million or 6.4% of sales, respectively, for the corresponding periods in the prior year, representing increases of $620,000 and $1.3 million, respectively. These increases were primarily due to wafer costs associated with new product development and increased staffing in design engineers and layout technicians. The Company expects research and development expenses generally to increase in absolute dollars in future periods although such expenses may fluctuate as a percentage of net sales.

Selling, General and Administrative Expenses
- --------------------------------------------

     Selling, general and administrative expenses for the three month and six month periods ended June 30, 1996 increased to $1.9 million or 20.0% of sales and $3.8 million or 20.4%, respectively, compared to $1.7 million or 18.8% of sales and $3.3 million or 18.6% of sales for the corresponding periods in the prior year. Selling, general and administrative expenses increased primarily due to the hiring of additional personnel in the selling organization in the United States and increased staffing to operate the Company's management information systems. The Company expects selling, general and administrative expenses generally to increase in absolute dollars in future periods although such expenses may continue to fluctuate as a percentage of net sales.

Interest Income (Expense), Net
- ------------------------------

     Interest income (expense), net for the three month and six month periods ended June 30, 1996 was $100,000 and $212,000, respectively, compared to $(61,000) and $(53,000) for the corresponding periods in the prior year. The increased net interest income is the result of interest earned from the increased level of investments from the proceeds of the Company's initial public offering less interest expense associated with equipment financing.


Income Taxes.
- ------------

     The effective tax rate for the three month and six month periods ended June 30, 1996 is approximately 27% which reflects a blended rate of United States, Hong Kong, and German tax rates. This effective rate compares to 25% from the corresponding period in the prior year. The increase to the effective rate is due to the anticipated change in taxes due for each of the operating entities.


LIQUIDITY AND CAPITAL RESOURCES.

     As of June 30, 1996 the Company had $18.8 million of cash, cash equivalents and marketable securities. The Company used $986,000 of cash from operating activities during the six months ended June 30, 1996 primarily reflecting net income of $726,000 and depreciation of $1.6 million, offset by a net increase of $3.3 million in working capital. The increase in working capital primarily reflects increases in net inventories of $2.1 million, primarily due to lower than anticipated sales and an increase in inventory related to new products and a decrease of taxes payable of $1.4 million, reflecting payment of 1995 income tax liabilities. During the period ended June 30, 1996, the Company reduced its production to maintain the inventory levels to current forecasted orders.

     At June 30,1996, the Company had notes payable of $6.1 million, the proceeds of which were utilized to purchase certain equipment securing such notes. These notes bear interest ranging from 10% to 13% per annum and are payable in monthly installments of principal and interest.

     At June 30, 1996, the Company had $3 million of preferred stock purchased from IC WORKS, Inc. and purchased $1.0 million of capital equipment for IC WORKS, Inc., as part of an agreement entered into with IC WORKS in November 1995 that requires TelCom to provide approximately $10 million in capital equipment to IC WORKS and to purchase up to a maximum of $3 million of preferred stock of IC WORKS, Inc.

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

CERTAIN FACTORS AFFECTING FUTURE RESULTS OF OPERATIONS

     The Company's future results of operations are dependent upon a number of factors, including those described below:

     Dependence on New Products.  The Company's success depends upon its ability
     --------------------------
to develop new analog circuits for existing and new markets, to introduce such products in a timely manner and to have such products gain market acceptance. Most of the Company's revenues during 1994 and 1995 have been from products introduced prior to 1994. Since December 1993, the Company has focused its product development efforts on new proprietary products. The development of new analog circuits is highly complex and from time to time the Company has experienced delays in developing and introducing new products. Successful product development and introduction depends on a number of factors including proper new product definition, timely completion of design and testing of new products, achievement of acceptable manufacturing yields and market acceptance of the Company's and its customers' products. Moreover, successful product design and development is dependent on the Company's ability to attract, retain and motivate qualified analog design engineers, of which there is a limited number. There can be no assurance that the Company will be able to meet these challenges or adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully. Due to the complexity and variety of analog circuits, the limited number of analog circuit designers and the limited effectiveness of computer-aided design systems in the design of analog circuits, there can be no assurance that the Company will be able to continue to successfully develop and introduce new products on a timely basis. Although the Company seeks to design products that have the potential to become industry standard products, there can be no assurance that any products introduced by the Company will be adopted by such market leaders, or that any product initially accepted by the Company's customers that are market leaders will become industry standard products. The Company's failure to continue to develop and introduce new products successfully could materially and adversely affect its business and operating results. During the three month and six month periods ended June 30, 1996 sales of products introduced after September 1, 1995 accounted for 9% and 10%, respectively, of net sales.

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

     Manufacturing Risks.  The fabrication of integrated circuits is a highly
     -------------------
complex and precise process. Minute impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, manufacturing equipment failures, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. The majority of the Company's costs of manufacturing are relatively fixed, and, consequently, the number of shippable die per wafer for a given product is critical to the Company's results of operations. To the extent the Company does not achieve acceptable manufacturing yields or experiences product shipment delays, its financial condition or results of operations would be materially and adversely affected. The Company has from time to time in the past experienced lower than expected production yields, which have delayed product shipments and adversely affected gross margins. For example, in the quarter ended December 31, 1994, the Company experienced lower than expected production yields due to difficulties encountered in increasing manufacturing volume. As the Company continues to increase its manufacturing output, there can be no assurance that the Company will not experience a decrease in manufacturing yields. Moreover, there can be no assurance that the Company will be able to maintain acceptable manufacturing yields in the future. In order to meet anticipated future demand, the Company believes that it will need to increase its manufacturing capacity. Failure to do so could result in a loss of customers, which could materially and adversely affect the Company's financial condition or results of operations.

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

     Dependence on New Technologies;  Technological Change.  The markets for the
     -----------------------------------------------------
Company's products are characterized by rapid technological change and frequent new product introductions. To remain competitive, the Company must develop or obtain access to new semiconductor process technologies in order to reduce die size, increase die performance and functional complexity and improve manufacturing yields. Semiconductor designs and process methodologies are subject to rapid technological change, requiring large expenditures for research and development. If the Company is unable to define, design, develop and introduce competitive new products on a timely basis, its future operating results will be materially and adversely affected. In addition, the Company's ability to compete successfully depends on being able to use advanced analog process technologies to manufacture its products. There can be no assurance that the analog process technology utilized by the Company will not become obsolete.

     Intense Competition.  The analog semiconductor industry is highly
     -------------------
competitive and subject to rapid technological change. Significant competitive factors in the analog market include product features, performance, price, the timing of product introductions, the emergence of new computer standards and other customer systems, product quality and customer support. Because the standard products market for analog integrated circuits is diverse and highly fragmented, the Company encounters different competitors in its various product markets. The Company's principal competitors include Linear Technology Corporation, Maxim Integrated Products and Harris Semiconductor in one or more of its product areas. Other competitors include Motorola, National Semiconductor Corporation, Unitrode Corporation and certain Japanese manufacturers. Each of these competitors has substantially greater technical, financial and marketing resources and greater name recognition than the Company. The Company expects intensified competition from existing analog circuit suppliers and the possible entry of new competition. Increased competition could adversely affect the Company's financial condition or results of operations. There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not adversely affect the Company's financial condition and results of operations. Competitive pressures could reduce market acceptance of the Company's products and result in price reductions and increases in expenses that could adversely affect the Company's financial condition or results of operations.

     Dependence on International Sales and Operations. International sales for
     ------------------------------------------------
the three month and six month periods was 62% and 60%, respectively, compared to 60% and 57% for the same periods in the prior year. The Company expects international sales to continue to represent a significant portion of product sales. International sales and operations involve various risks, including unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general political risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because a substantial majority of the Company's international sales are denominated in United States dollars, increases in the value of the dollar would increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products, the sales of which are denominated in local currencies. There can be no assurance that regulatory, political and other factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices.

     Customer and Distributor Concentration. A limited number of  customers and
     --------------------------------------
distributors has accounted for a significant portion of the Company's net sales. During the three month and six month periods ended June 30, 1996, the Company's top two customers (excluding distributors), Motorola and Compaq Computer, each accounted for approximately 7% and 8% of net sales, respectively, compared to 12% for Motorola and 8% for Compaq for the corresponding periods in the prior year. In addition, Future Electronics, one of the Company's distributors, accounted for 13% of the Company's net sales during the three month and six month periods ended June 30, 1996 as well as the corresponding periods for the prior year. The Company anticipates that it will continue to be dependent or may increase its dependence on a number of key customers and distributors for a significant portion of its net sales. The reduction, delay or cancellation of orders from one or more significant customers for any reason could materially and adversely affect the Company's operating results. The Company is also dependent on sales representatives and distributors for the sale of its products to many of its customers. Such distributors sell competitors' products and are not within the control of the Company. Loss of one or more of the Company's current distributors or disruption of the Company's sales and distribution channels could materially and adversely affect the Company's business and operating results.

     Dependence on Key Suppliers; Outsourcing of Assembly Operations.  The
     ---------------------------------------------------------------
packaging of the Company's products is performed by a limited group of subcontractors and certain of the raw materials included in such products are obtained from a limited group of suppliers. For example, 5 inch silicon substrates, which are a key component of the Company's products, are currently available from only two suppliers and are subject to long ordering lead times. Although the Company seeks to reduce its dependence on its sole and limited source suppliers, disruption or termination of any of these sources could occur and such disruptions could have a material adverse effect on the Company's financial condition or results of operations. Moreover, a prolonged inability to obtain raw materials could have a material adverse effect on the Company's financial condition or results of operations and could result in damage to customer relationships.

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

     Patents and Intellectual Property.  The Company's success depends in part
     ---------------------------------
in its ability to obtain patents and licenses and to preserve other intellectual property rights covering its manufacturing processes, products and development and testing tools. The Company seeks patent protection for those inventions and technologies for which it believes such protection is suitable and is likely to provide a competitive advantage to the Company. The process of seeking patent protection can be long and expensive and there can be no assurance that its current patents or any new patents that may be issued will be of sufficient scope or strength to provide any meaningful protection or any commercial advantage to the Company. The Company may in the future be subject to or initiate interference proceedings in the United States Patent and Trademark office, which can demand significant financial and management resources.

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

     Environmental and Other Governmental Regulations.  Federal, state and local
     ------------------------------------------------
regulations impose various controls on the storage, handling, discharge and disposal of chemicals and gases used in the Company's manufacturing process and on the facility leased by the Company in Mountain View, California. The Company believes that its activities conform to present governmental regulations applicable to its operations and its current facilities including those related to environmental, land use, public utility utilization and fire code matters. Increasing public attention has, however, been focused on the environmental impact of semiconductor operations and the risk to neighbors of chemical releases from such operations. There can be no assurance that such governmental regulations will not in the future impose the need for additional capital equipment or other process requirements upon the Company or restrict the Company's ability to expand its operations. In this regard, the City of Mountain View, where the Company's wafer fabrication facility is located, recently adopted an ordinance which restricts the storage and use of hazardous materials within the proximity of certain sensitive uses, including hospitals, day care facilities and schools. Although the Company's existing operations are not affected by the ordinance, there can be no assurance that this ordinance will not materially adversely affect the Company's future operations. The adoption of this ordinance or similar measures or any failure by the Company to comply with applicable environmental and land use regulations or to restrict the discharge of hazardous substance could subject the Company to future liability or could cause its manufacturing operations to be curtailed or suspended.

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

     Semiconductor Industry.  The semiconductor industry is characterized by
     ----------------------
rapid technological change, cyclical market patterns, significant price erosion, periods of over-capacity and production shortages, variations in manufacturing costs and yields and significant expenditures for capital equipment and product development. The industry has from time to time experienced depressed business conditions. There can be no assurance that any future downturn in the industry will not be severe or that any such downturn will not have a material adverse effect on the Company's results of operations. There can be no assurance that the Company will not experience substantial period-to-period fluctuations in operating costs due to general semiconductor industry conditions or other factors.

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



                                  TELCOM SEMICONDUCTOR, INC.
                                    (Registrant)


Date: August 6, 1996              By:    /s/ Phillip M. Drayer
                                     ---------------------------
                                     Phillip M. Drayer
                                     President
                                     Chief Executive Officer



Date: August 6, 1996              By:   /s/ R. Michael O' Malley
                                     ---------------------------
                                     R. Michael O' Malley
                                     Chief Financial Officer