Form 10QSB
period 1996-09-30
TELCOM SEMICONDUCTOR INC
filed 1996-10-23
CIK 917415

                     U.S. SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                 FORM 10 - QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996


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

The number of shares outstanding of the issuer's Common Stock as of October 22, 1996 was 15,708,907.

                           TELCOM SEMICONDUCTOR, INC.



                                  FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                     INDEX

                                                                                            PAGE
                                                                                             NO.

Part I. Financial Information

     Item 1. Financial Statements

          Condensed Consolidated Statements of Operations                                      3

          Condensed Consolidated Balance Sheets                                                4

          Condensed Consolidated Statements of Cash Flows                                      5

          Notes To Condensed Consolidated Financial Statements                               6-8

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                      9-16

Part II. Other Information

     Item 6. Exhibits and Reports on Form 8-K                                                 17

Signatures                                                                                    18

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS


                           TELCOM SEMICONDUCTOR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                              Three Months Ended              Nine Months Ended
                                            ---------------------           ----------------------
                                            Sept. 30,    Sept. 30,          Sept. 30,    Sept. 30,
                                              1996         1995               1996          1995
                                             -------      -------            -------       -------

Net sales                                    $ 8,787      $10,682            $27,388       $28,614
Cost of sales                                  7,300        6,814             18,914        18,430
                                             -------      -------            -------       -------
Gross profit                                   1,487        3,868              8,474        10,184
                                             -------      -------            -------       -------
Operating expenses:
    Research and development                     838          715              3,248         1,867
    Selling, general and administrative        1,832        1,851              5,626         5,179
                                             -------      -------            -------       -------
          Total operating expenses             2,670        2,566              8,874         7,046
                                             -------      -------            -------       -------
Income (loss) from operations                 (1,183)       1,302               (400)        3,138
Interest income, net                               6          136                218            83
                                             -------      -------            -------       -------
Income (loss) before income taxes             (1,177)       1,438               (182)        3,221
Provision (benefit) for income taxes            (318)         347                (49)          805
                                             -------      -------            -------       -------
Net income (loss)                            $  (859)     $ 1,091            $  (133)      $ 2,416
                                             =======      =======            =======       =======
Net income (loss) per share                   $(0.05)       $0.07             $(0.01)      $  0.16
                                             =======      =======            =======       =======
Number of shares used to compute per
 share data                                   15,666       16,530              15,587       15,457
                                             =======      =======            =======       =======

                 The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                           TELCOM SEMICONDUCTOR, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                     Sept. 30,    Dec. 31,
                                                       1996        1995
                                                      -------     -------
ASSETS

Current assets:
    Cash and cash equivalents                         $13,583     $15,849
    Marketable securities                               5,184       7,990
    Accounts receivable, less allowance
      for doubtful accounts of $195 and $156            4,259       6,233
    Inventory                                           8,116       6,882
    Deferred income taxes                               1,145       1,145
    Other current assets                                  529         174
                                                      -------     -------
        Total current assets                           32,816      38,273

Property and equipment, net                            18,960      11,532
Other assets                                            3,000           -
                                                      -------     -------
                                                      $54,776     $49,805
                                                      =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of notes payable                  $ 2,682     $ 1,265
    Accounts payable                                    2,387       2,167
    Accrued liabilities                                 1,801       1,908
    Deferred distributor income                         1,215       1,652
    Income taxes payable                                  159       1,925
                                                      -------     -------
        Total current liabilities                       8,244       8,917

Notes payable                                           8,627       3,328
Deferred income taxes                                     501         501
                                                      -------     -------
        Total liabilities                              17,372      12,746
                                                      -------     -------

Stockholders' equity:
    Common stock                                           15          15
    Additional paid-in capital                         33,183      32,740
    Notes receivable from stockholders                    (11)        (46)
    Retained earnings                                   4,217       4,350
                                                      -------     -------
        Total stockholders' equity                     37,404      37,059
                                                      -------     -------
                                                      $54,776     $49,805
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

                           TELCOM SEMICONDUCTOR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                        Nine Months Ended
                                                            Sept. 30,
                                                       -------------------
                                                        1996        1995
                                                       -------     -------
Cash flows from operating activities:
Net income (loss)                                      $  (133)    $ 2,416
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used for) operating activities:
      Depreciation and amortization                      2,448       1,174
      Provision for uncollectible accounts                  39         (22)

      Changes in assets and liabilities:
           Accounts receivable                           1,935      (2,721)
           Inventory                                    (1,234)       (945)
           Other current assets                           (355)         34
           Accounts payable                                220       1,378
           Accrued liabilities                            (107)        519
           Deferred distributor income                    (437)        821
           Income taxes payable                         (1,766)        579
                                                       -------     -------

Net cash provided by (used for) operating activities       610       3,233
                                                       -------     -------
Cash flows from investing activities:
      Purchases of property and equipment               (9,876)     (6,624)
      Investment in IC WORKS, Inc.                      (3,000)          -
      Net sales of marketable securities                 2,806           -
                                                       -------     -------
Net cash used for investing activities                 (10,070)     (6,624)
                                                       -------     -------
Cash flow from financing activities:
      Proceeds from sale of common stock                   458      18,976
      Repurchase of common stock                           (15)         (2)
      Notes receivable from stockholders                    35         231
      Borrowings on notes payable                        8,067       3,654
      Payments on notes payable                         (1,351)       (496)
                                                       -------     -------
Net cash provided by financing activities                7,194      22,363
                                                       -------     -------

Net increase (decrease) in cash and cash equivalents    (2,266)     18,972
Cash and cash equivalents at the beginning of period    15,849       6,297
                                                       -------     -------

Cash and equivalents at the end of period              $13,583     $25,269
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

                           TELCOM SEMICONDUCTOR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED
                             (amounts in thousands)


     1.  The Company and Basis of Presentation:

     TelCom Semiconductor, Inc. ("TelCom" or the "Company") designs, develops, manufactures and markets a diversified portfolio of high performance analog integrated circuits for use in a wide variety of electronic systems. The Company operates and reports financial results on a 52-53 week fiscal year ending on the last Friday of December. For convenience, the Company has presented its fiscal year as ending December 31, and its fiscal quarter as ending September 30.

     In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the December 31, 1995 financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein.

     This report on Form 10-QSB for the period ended September 30, 1996 should be read in conjunction with the Company's 1995 Annual Report on Form 10-KSB and the 10-QSB for the periods ended March 31, 1996 and June 30, 1996.


     2.  Net Income (Loss) per Share

     Net income (loss) per share is computed using the weighted average number of shares of common stock and, when dilutive, common equivalent shares from mandatorily redeemable convertible preferred stock (using the if-converted method) and from stock options and warrants (using the treasury stock method). Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares, warrants and options issued by the Company during the twelve-month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented prior to the offering.

3. Balance Sheet Details:

                                                                  Sept. 30,    Dec. 31,
                                                                     1996        1995
                                                                 -----------  ---------
Marketable securities:
                             U.S. Government agency obligations     $     0     $ 1,509
                             Municipal Government obligations         5,184       6,481
                                                                 -----------  ---------
                                                                    $ 5,184     $ 7,990
                                                                 ===========  =========
Inventory:
                             Raw material                           $ 1,245     $ 1,014
                             Work in process                          3,916       3,172
                             Finished goods                           2,955       2,696
                                                                 -----------  ---------
                                                                    $ 8,116     $ 6,882
                                                                 ===========  =========
Property and equipment:
                             Equipment                              $13,213     $10,888
                             Leasehold improvements                   1,977         812
                                                                 -----------  ---------
                                                                     15,190      11,700
                             Accumulated depreciation                (4,811)     (2,363)
                                                                 -----------  ---------
                                                                     10,379       9,337
                             Equipment for I.C. WORKS, Inc.           7,420           0
                             Construction in progress                 1,161       2,195
                                                                 -----------  ---------
                                                                    $18,960     $11,532
                                                                 ===========  =========
Accrued  liabilities:
                             Payroll and related                    $ 1,398     $ 1,251
                             Accrued  rent                              126         186
                             Professional  fees                         179         176
                             Other                                       98         295
                                                                 -----------  ---------
                                                                    $ 1,801     $ 1,908
                                                                 ===========  =========

     4. Income Taxes

     The provision for income taxes reflects the estimated annualized effective rate applied to earnings for the interim period. The effective rate differs from the U. S. statutory rate primarily due to earnings of foreign subsidiaries being taxed at lower rates.

     5. Additional Foundry Agreement

     In November 1995, the Company entered into a foundry agreement with IC WORKS, Inc. whereby the Company will obtain guaranteed production capacity for certain of the Company's integrated circuits. The agreement requires TelCom to provide approximately $10 million in capital equipment to IC WORKS and to purchase up to a maximum of $3 million of preferred stock of IC WORKS, Inc. During the nine months ended September 30, 1996, the Company purchased $3 million of such preferred stock and $7.4 million of capital equipment.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk related factors set forth herein.

OVERVIEW

     TelCom Semiconductor, Inc. ("TelCom" or the "Company") designs, develops, manufactures and markets a diversified portfolio of high-performance standard analog integrated circuits for a wide variety of applications in the industrial, communications, computer, automotive and medical markets. The Company's products comprise three principal product families: mixed signal products, which are analog devices with some digital control functionality, such as display analog/digital converters: power management products, such as switch node power supply controllers, whose function is to conserve power, and smart sensors, such as solid state thermal management devices. Within each family, the Company markets proprietary and selected second source products offering a range of performance, functionality and price. Average selling prices for the Company's proprietary products have tended to decline at a slower rate than have those for the Company's second source products, which are more susceptible to competitive pricing pressures. The Company generally recognizes higher gross margins on its proprietary products than on its second source products. Most of the Company's revenues during 1995 were from products introduced prior to 1994. Since December 1993, the Company has focused its product development efforts on new proprietary products and second source products and the Company has introduced twenty (20) of these products since September 1995. During the three month and nine month periods ended September 30, 1996, sales of products that were introduced after September 1, 1995 accounted for 15% and 12%, respectively, of net sales.


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

     In November 1995, the Company entered into a foundry agreement with IC WORKS, Inc., a privately-held company located in San Jose, California. The terms of the agreement require TelCom to provide approximately $10 million in capital equipment to IC WORKS and to purchase up to a maximum of $3 million of preferred stock of IC WORKS. During the first nine months ended September 30, 1996, the Company purchased $3 million of such preferred stock and $7.4 million of capital equipment. In return for this investment, TelCom will receive guaranteed submicron wafer capacity for a period of five years, projected to start in 1997.

RESULTS OF OPERATIONS

Net Sales
---------

     Net sales for the three month and nine month periods ended September 30, 1996 decreased $1.9 million or 17.7% and $1.2 million or 4.3%, respectively, from the corresponding periods in the prior fiscal year. The decrease in sales was primarily due lower sales volume in commodity products in its mixed signal product line. International sales for the three month and nine month periods were 66% and 62%, respectively, compared to 63% and 59% for the same periods in the prior year. Sales in the Asian market decreased in the three month period ended September 30, 1996 by 5%, primarily due to lower sales in mixed signal and sensor products. Asian sales increased in the nine month period ended September 30, 1996 by 13%, primarily due to higher unit volumes in power management offset by the lower sales volume in mixed signal products. Sales in Europe decreased in the three month and nine month periods ended September 30, 1996 by 15% and 11%, respectively, with lower sales volume in the mixed signal products. For the three month period ended September 30, 1996, two OEM customers, Motorola and Compaq Computer, accounted for approximately 10% and 9%, respectively, of net sales compared to 9% and 10%, respectively, for the same period in the prior year. For the nine month period ended September 30, 1996, Motorola and Compaq Computer accounted for 9% and 8%, respectively, compared to 11% and 9%, respectively, for the same period in the prior year. Future Electronics, one of the Company's distributors, accounted for 11% of the Company's net sales during the three month period ended September 30, 1996 compared to 13% for the same period in the prior year. For the nine month period ended September 30, 1996 Future Electronics accounted for 13% of the Company's net sales compared to 13% for the same period in the prior year. During the three month and nine month periods ended September 30, 1996, sales of products that were introduced after September 1, 1995 accounted for 15% and 12%, respectively, of net sales.

Gross Margin
------------

     Gross margin for the three month and the nine month periods ended September 30, 1996 decreased as a percentage of sales to 16.9% and 30.9%, respectively, from 36.2% and 35.6%, respectively, in the corresponding periods in the prior fiscal year. The decrease in gross margins was primarily due to higher overhead period costs due to lower factory utilization, poor yields and scrap in wafer fabrication. Contributing to the lower gross margin in the three months ended September 30, 1996 was a provision for an increase in inventory reserves related to canceled or delayed customer orders.

Research and Development Expenses
---------------------------------

     Research and development expenses for the three month and nine month periods ended September 30, 1996 increased to $838,000 or 9.5% of sales and $3.2 million or 11.9% of sales, respectively, compared to $715,000 or 6.7% of sales and $1.9 million or 6.5% of sales, respectively, for the corresponding periods in the prior year, representing increases of $123,000 and $1.3 million, respectively. These increases were primarily due to wafer costs associated with new product development and increased staffing in design engineers and layout technicians. The Company expects research and development expenses generally to increase in absolute dollars in future periods although such expenses may fluctuate as a percentage of net sales.

Selling, General and Administrative Expenses
--------------------------------------------

     Selling, general and administrative expenses for the three month period ended September 30, 1996 decreased to $1.8 million compared to $1.9 million for the corresponding periods in the prior year. Selling, general and administrative expenses decreased primarily due to lower outside sales commissions from lower sales. The percent of sales increased in the three month period ended September 30, 1996 to 20.8% of sales compared to 17.3% for the corresponding period in the prior year. Selling, general and administrative expenses for the nine month period ended September 30, 1996 increased to $5.6 million or 20.5% compared to $5.2 million or 18.1% of sales for the corresponding periods in the prior year. Selling, general and administrative expenses increased primarily due to the hiring of additional personnel in the selling organization in the United States and increased staffing to operate the Company's management information systems. The Company expects selling, general and administrative expenses generally to increase in absolute dollars in future periods although such expenses may continue to fluctuate as a percentage of net sales.

Interest Income, Net
--------------------

     Interest income, net for the three month and nine month periods ended September 30, 1996 was $6,000 and $218,000, respectively, compared to $136,000 and $83,000 for the corresponding periods in the prior year. The decrease in net interest expense for the three month period ended September 30, 1996 is the result of higher interest expense associated with equipment financing. The increase in the nine month period ended September 30, 1996 is the result of interest earned from the increased level of investments from the proceeds of the Company's initial public offering less interest expense associated with equipment financing.

Income Taxes
------------

     The effective tax rate for the three month and nine month periods ended September 30, 1996 is approximately 27% which reflects a blended rate of United States, Hong Kong, and German tax rates. This effective rate compares to 25% from the corresponding period in the prior year. The increase to the effective rate is due to the anticipated change in taxes due for each of the operating entities.

LIQUIDITY AND CAPITAL RESOURCES.

     As of September 30, 1996 the Company had $18.8 million of cash, cash equivalents and marketable securities. The Company generated $610,000 of cash from operating activities during the nine months ended September 30, 1996 primarily reflecting depreciation of $2.4 million, offset by a net increase of $1.7 million in working capital. The increase in working capital primarily reflects increases in net inventories of $1.2 million, primarily due to lower than anticipated sales and an increase in inventory related to new products and a decrease of taxes payable of $1.8 million, reflecting payment of 1995 income tax liabilities. During the period ended September 30, 1996, the Company reduced its production to maintain the inventory levels to current forecasted orders.

     At September 30,1996, the Company had notes payable of $11.3 million, the proceeds of which were utilized to purchase certain equipment securing such notes. These notes bear interest ranging from 9% to 13% per annum and are payable in monthly installments of principal and interest.

     At September 30, 1996, the Company had $3 million of preferred stock purchased from IC WORKS, Inc. and purchased $7.4 million of capital equipment for IC WORKS, Inc., as part of an agreement entered into with IC WORKS in November 1995 that requires TelCom to provide approximately $10 million in capital equipment to IC WORKS and to purchase up to a maximum of $3 million of preferred stock of IC WORKS, Inc.

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

CERTAIN FACTORS AFFECTING FUTURE RESULTS OF OPERATIONS

     The Company's future results of operations are dependent upon a number of factors, including those described below:

     Dependence on New Products.  The Company's success depends upon its ability
     --------------------------
to develop new analog circuits for existing and new markets, to introduce such products in a timely manner and to have such products gain market acceptance. Most of the Company's revenues during 1994 and 1995 have been from products introduced prior to 1994. Since December 1993, the Company has focused its product development efforts on new proprietary products. The development of new analog circuits is highly complex and from time to time the Company has experienced delays in developing and introducing new products. Successful product development and introduction depends on a number of factors including proper new product definition, timely completion of design and testing of new products, achievement of acceptable manufacturing yields and market acceptance of the Company's and its customers' products. Moreover, successful product design and development is dependent on the Company's ability to attract, retain and motivate qualified analog design engineers, of which there is a limited number. There can be no assurance that the Company will be able to meet these challenges or adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully. Due to the complexity and variety of analog circuits, the limited number of analog circuit designers and the limited effectiveness of computer-aided design systems in the design of analog circuits, there can be no assurance that the Company will be able to continue to successfully develop and introduce new products on a timely basis. Although the Company seeks to design products that have the potential to become industry standard products, there can be no assurance that any products introduced by the Company will be adopted by such market leaders, or that any product initially accepted by the Company's customers that are market leaders will become industry standard products. The Company's failure to continue to develop and introduce new products successfully could materially and adversely affect its business and operating results. During the three month and nine month periods ended September 30, 1996 sales of products introduced after September 1, 1995 accounted for 15% and 12%, respectively, of net sales.

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

     Dependence on International Sales and Operations. International sales for
     ------------------------------------------------
the three month and nine month periods ended September 30, 1996 was 66% and 62%, respectively, compared to 63% and 59% for the same periods in the prior year. The Company expects international sales to continue to represent a significant portion of product sales. International sales and operations involve various risks, including unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general political risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because a substantial majority of the Company's international sales are denominated in United States dollars, increases in the value of the dollar would increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products, the sales of which are denominated in local currencies. There can be no assurance that regulatory, political and other factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices.

     Customer and Distributor Concentration.  A limited number of  customers and
     --------------------------------------
distributors has accounted for a significant portion of the Company's net sales. For the three month period ended September 30, 1996, two OEM customers, Motorola and Compaq Computer, accounted for approximately 10% and 9%, respectively, of net sales compared to 9% and 10%, respectively, for the same period in the prior year. For the nine month period ended September 30, 1996, Motorola and Compaq Computer accounted for 9% and 8%, respectively, compared to 11% and 9%, respectively, for the same period in the prior year. Future Electronics, one of the Company's distributors, accounted for 11% of the Company's net sales during the three month period ended September 30, 1996 compared to 13% for the same period in the prior year. For the nine month period ended September 30, 1996 Future Electronics accounted for 13% of the Company's net sales compared to 13% for the same period in the prior year. During the three month and nine month periods ended September 30, 1996, sales of products that were introduced after September 1, 1995 accounted for 15% and 12%, respectively, of net sales. The Company anticipates that it will continue to be dependent or may increase its dependence on a number of key customers and distributors for a significant portion of its net sales. The reduction, delay or cancellation of orders from one or more significant customers for any reason could materially and adversely affect the Company's operating results. The Company is also dependent on sales representatives and distributors for the sale of its products to many of its customers. Such distributors sell competitors' products and are not within the control of the Company. Loss of one or more of the Company's current distributors or disruption of the Company's sales and distribution channels could materially and adversely affect the Company's business and operating results.

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

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are being filed as part of this report.
          11.1       Statement re: Computation of Net Income (Loss) Per Share
          27.1       Financial Data Schedule

     (b) No reports on Form 8-K were filed during the second quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       TELCOM SEMICONDUCTOR, INC.
                                       (Registrant)

Date: October 22, 1996                 By:    /s/ Phillip M. Drayer
                                          ---------------------------
                                          Phillip M. Drayer
                                          President
                                          Chief Executive Officer



Date: October 22, 1996                 By:   /s/ R. Michael O' Malley
                                          ---------------------------
                                          R. Michael O' Malley
                                          Chief Financial Officer