Form 10KSB
period 1996-12-31
TELCOM SEMICONDUCTOR INC
filed 1997-03-24
CIK 917415

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                  FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

    FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                        COMMISSION FILE NUMBER 0-26312

                          TELCOM SEMICONDUCTOR, INC.
                (Name of Small Business Issuer in its charter)

               DELAWARE                              94-3186995
    (State or other jurisdiction of        (I.R.S. Employer Identification
    incorporation or organization)                     Number)


        1300 TERRA BELLA AVENUE                      94039-7267
       MOUNTAIN VIEW, CALIFORNIA                     (Zip Code)
    (Address of principal executive
               offices)

                   ISSUER'S TELEPHONE NUMBER: (415) 968-9252

        SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                         COMMON STOCK, $.001 PAR VALUE

  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

  Issuer's revenues for its most recent fiscal year were $37,762,000.

  The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Company as of March 14, 1997, was approximately $32,872,100. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

  The number of shares of the Registrant's Common Stock outstanding as of March 14, 1997 was 15,823,101.

                      DOCUMENT INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders to be held May 1, 1997 are incorporated by reference in Part III of this Form 10-KSB.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE

PART I

 Item 1.  Description of Business........................................     1
 Item 2.  Description of Property........................................    11
 Item 3.  Legal Proceedings..............................................    11
 Item 4.  Submission of Matters to a Vote of Security Holders............    11

 PART II
 Item 5.  Market for Common Equity and Related Stockholder Matters.......    12
 Item 6.  Management's Discussion and Analysis or Plan of Operation......    13
 Item 7.  Financial Statements...........................................    18
          Changes in and Disagreements with Accountants on Accounting and
 Item 8.  Financial Disclosure...........................................    34

 PART III
 Item 9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act..............    35
 Item 10. Executive Compensation.........................................    35
 Item 11. Security Ownership of Certain Beneficial Owners and Management.    35
 Item 12. Certain Relationships and Related Transactions.................    35
 Item 13. Exhibits and Reports on Form 8-K...............................    36

SIGNATURES..................................................................  37

                                    PART I

  This Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk related factors set forth herein.

ITEM 1. DESCRIPTION OF BUSINESS

  TelCom Semiconductor, Inc. (the "Company") designs, develops, manufactures and markets a diversified portfolio of high-performance standard analog integrated circuits for a wide variety of applications in the industrial, communications, computer, and medical markets. The Company's products comprise three principal product families: mixed signal products, which are analog devices with some digital control functionality, such as display analog/digital converters; power management products, such as switch mode power supply controllers, whose function is to conserve power; and smart sensors, such as solid state thermal management devices. Within each family, the Company markets proprietary and selected second source products offering a range of performance, functionality and price.

  TelCom produces substantially all of its wafers at its manufacturing facility in Mountain View, California. The Company believes that its in-house wafer fabrication facility provides a competitive advantage because it facilitates close collaboration between design and process engineers, provides control over wafer supply, offers the potential for lower manufacturing costs and accelerates product introduction. The Company utilizes CMOS, Bipolar and BiCMOS process technologies, which are tailored to meet product specifications and customer requirements. TelCom performs final testing at, and ships its products from, its facility in Hong Kong.

  The Company was organized in Delaware in June 1993 and began operations in December 1993 after purchasing the semiconductor operations of Teledyne, Inc. ("Teledyne") which principally consisted of its Teledyne Components division ("Teledyne Components"). The Company's principal executive offices are located at 1300 Terra Bella Avenue, Mountain View, California 94039, and its telephone number is (415) 968-9252.

STRATEGY

  TelCom's objective is to be a leading provider of high performance analog circuits for a wide variety of applications in high growth markets. To achieve this objective, the Company has adopted the following strategies:

  Customer Driven Marketing and Product Development. TelCom seeks to identify customers that are leaders in each of the Company's targeted market segments, work with these customers to understand their analog device applications and needs, and develop for these customers product solutions that offer a combination of high performance, increased functionality and cost savings. The Company believes that working with market leaders can result in early adoption of its products by such customers and maximize product sales. In working with market leaders, the Company directs its efforts toward products that have the potential to become industry standard products, since other industry participants often tend to adopt products used by market leaders. After penetrating both market leaders and other industry participants, the Company's strategy is to use its distribution network to offer the same products to potential customers with similar needs in other industries.

  Build Product Families. TelCom's current products comprise three principal product families: mixed signal products, which are analog devices with some digital control functionality, such as display analog/digital converters; power management products, such as switch mode power supply controls whose function is to conserve power and smart sensors, such as solid state thermal management devices that can shut off expensive microprocessor-based systems when temperatures exceed a specified threshold. The Company's product strategy is to introduce new proprietary products and selected second source products within its principal product families in order to increase the range of performance and capabilities of its products and to address a broad spectrum of customer applications.

  Maintain Technological Leadership. The Company seeks to utilize its design engineers and its process expertise to produce feature rich analog circuits at competitive prices. TelCom has built a team of experienced analog design engineers who combine their industry expertise with computer-aided design technology to design products to meet exacting customer requirements in a timely manner. The Company is continually developing new manufacturing technologies to enable production of the more sophisticated devices being designed by its designers.

CUSTOMERS AND MARKETS

  TelCom's marketing strategy is to identify leading customers within each of its targeted market segments, work with these customers to understand their analog device applications, and develop jointly with these customers product solutions that offer a combination of high performance, increased functionality and cost savings. An additional benefit of working with leading customers is the ability to gain insight into their next generation product requirements and to identify second source product needs that the Company may be in a position to fulfill. TelCom believes that its relationships with market leaders, such as Motorola in the cellular telephone market and Compaq Computer in the PC market, enable the Company to sell such product solutions to other significant participants in such markets. TelCom also relies on its worldwide distribution network to accumulate information about other possible applications for the Company's products.

  As described below, the Company's products are used in a broad range of applications within the industrial, communications and computer markets. The Company also develops products for the automotive and medical markets.

  Industrial Market. Increased demand for precision and reliability has resulted in higher semiconductor content in industrial instruments and manufacturing equipment. TelCom offers a broad range of integrating analog to digital converters that address the measurement of DC and AC voltages and currents, resistance and capacitance. These devices are commonly used in digital multimeters, panel meters, temperature meters, digital scales and digital oscilloscopes. This broad line of power management circuits offer the ability to detect and regulate voltages for use in battery and line powered industrial equipment.

  Communications Market. The proliferation of hand-held communications devices such as cellular telephones, pocket pagers and personal two-way radios has created a demand for analog devices that monitor and reduce power consumption. TelCom offers a range of analog circuits to address the demands of these products for longer battery life. These circuits include battery full/low charge detection and DC-DC converters for the generation of voltages to drive liquid crystal displays, including backlighting. These devices are offered in miniature packages resulting in savings in space and weight. The Company's family of high current MOSFET and opto-isolated drivers are used with TelCom's switch mode power supply controllers to regulate AC to DC power in cellular base stations, PBX and telephone and data communication equipment.

  Computer Market. The rapid adoption of networked PCs, workstations and servers and the deployment of machines using high performance microprocessors have given rise to the need for reliable temperature rise detection for power supply shutdown and fan speed control. As part of its smart sensor product family, TelCom has a patented solid state temperature sensor that facilitates rapid temperature rise detection that can be used for controlled shutdown of equipment with no loss of data or destruction of critical or expensive components. This trend to protect critical components by replacing older mechanical solutions with high performance analog devices is extending into notebook computers, modular power supplies and industrial and consumer product temperature alarms. The reliability and robust nature of silicon make analog devices preferable to mechanical devices in many respects. TelCom also makes power analog circuits for use in laptop/notebook computers, palmtop computers, personal digital assistants, pocket organizers, facsimile modems and CD-ROM products. These products offer low operating current and/or high current drive capability for deriving additional voltages from battery or line powered equipment.

PRODUCTS

  The Company offers a diversified portfolio of over 600 products for a wide range of market applications to reduce its dependence on any single product, industry or application. The Company's product strategy is to introduce new proprietary products and selected second source products within its principal product families in order to increase the range of performance and capabilities of its products and to address a broad spectrum of customer applications.

  Mixed Signal Products. TelCom's mixed signal semiconductors (which are distinct from mixed signal devices that incorporate analog and digital semiconductors in a single device) comprise the Company's core product area and include system A/D converters, display A/D converters, voltage references and chopper stabilized amplifiers. The Company is expanding its position as a supplier of integrating A/D converters by introducing devices with higher accuracy (resolution) and increased functionality. The Company is also developing relationships with customers in the field of portable measuring instrumentation used in temperature monitoring, automotive diagnostics and field test equipment. Mixed signal products are integral to the A/D interface found in a wide range of applications, such as precision scales and tympanic thermometers. Process control and data acquisition systems also benefit from the inherent capability of dual slope A/D converters to reject line interference. The Company's chopper stabilized amplifiers are used in precision amplification of very low level signals in the microvolt (1 millionth of a volt) range often encountered with strain gauges. These amplifiers have extremely low drift over both temperature and time. By using its BICMOS and CMOS processes, the Company's products span a wide range of currents from milliamps to amps.

  Power Management Products. TelCom is focusing a significant portion of its design resources on power management products. The primary power management circuits offered by the Company are MOSFET power drivers, BICMOS switch mode power supply controllers, DC-DC converters and CMOS voltage detectors (including microprocessor supervisory circuits). TelCom is also developing very low quiescent current DC-DC switching regulators and voltage detectors, and is modifying its existing Bipolar process to allow it to address the higher current and voltage marketplace. The Company already has a broad line of CMOS drivers and has plans to increase products within this family. The Company's power management product family also includes low quiescent current CMOS LDO (low drop-out) regulators offering dropout voltages (minimum voltage needed across the device to maintain output voltage regulation) of 50 milli-volts to maximize the time before the battery is exhausted. The Company pioneered the introduction of a CMOS version of a pervasive Bipolar PWM (pulse width modulator) circuit for power supply applications. This low power alternative to the Bipolar competition addresses high end market applications, such as telephone line repeaters, where cost sensitivity is balanced by the need for power conservation.

  Smart Sensor Products. The increasing trend towards lightweight, high performance PCs and other products has necessitated smaller enclosures and faster microprocessors, resulting in a significant increase in the amount of heat generated within such products. TelCom's range of solid state thermal management devices is aimed at monitoring and warning of fault conditions and solving thermal management problems. For example, the Company's proprietary TC620 temperature sensor protects advanced microprocessor-based systems by monitoring the temperature of the microprocessor and automatically turning off the system when the system temperature exceeds a specified threshold.

  The Company's success depends upon its ability to develop new analog circuits for existing and new markets, to introduce such products in a timely manner and to have such products gain market acceptance. The development of new analog circuits is highly complex and from time to time the Company has experienced delays in developing and introducing new products. Successful product development and introduction depends on a number of factors, including proper new product definition, timely completion of design and testing of new products, achievement of acceptable manufacturing yields and market acceptance of the Company's and its customers' products. Moreover, successful product design and development is dependent on the Company's ability to attract, retain and motivate qualified analog design engineers, of which there is a limited number. There can be no assurance that the Company will be able to meet these challenges or adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully. Due to the complexity and variety of analog circuits, the limited number of analog circuit designers and the limited effectiveness of computer-aided design systems in the design of analog circuits, there can be no assurance that the Company will be able to successfully develop and introduce new products on a timely basis. Although the Company seeks to design products that have the potential to become industry standard products, there can be no assurance that any products introduced by the Company will be adopted by such market leaders, or that any products initially accepted by the Company's customers that are market leaders will become industry standard products. The Company's failure to develop and introduce new products successfully could materially and adversely affect its business and operating results.

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

DESIGN AND PROCESS TECHNOLOGY

  Design Technology. The design of analog circuits involves the design and interconnection of a variety of circuits and features to achieve the desired function. The specific placement and interrelationship of these circuits is both complex and critical to the performance of the analog circuit. Computer-aided design and engineering tools, which have proliferated and enhanced the design effort for digital integrated circuits, have proven to be useful but less effective for analog devices. Consequently, analog circuit design has traditionally been highly dependent on the skills and expertise of individual design engineers. The Company's design engineers principally focus on developing next generation standard products, using computer simulation models to design products that both meet the high performance characteristics required by customers and adjust for process and temperature variations. TelCom's new product development strategy emphasizes a broad line of standard products that are based on customer input and needs. The Company is currently developing products to further expand the number of offerings within each of the mixed signal, power management and smart sensor product families.

  Process Technology. Since TelCom has its own wafer fabrication facility, the Company can design and produce analog circuits using multiple manufacturing processes which can be tailored to optimize product performance, minimize manufacturing cost and increase production flexibility. The Company believes that this flexibility allows the Company's designers to select the optimal process technology for a given product and function. At its wafer fabrication facility, TelCom utilizes CMOS, Bipolar and BICMOS process technologies. The process technology used for a particular product is driven by product specifications and customer requirements. CMOS technology is the technology best suited for low power battery operated applications, and has the advantages of low power consumption and high packing density. A substantial majority of the Company's current products utilize some version of the CMOS process. Bipolar technology is utilized where precision analog elements are required and is best suited for high gain, high speed, high precision and high voltage product applications. The availability of the Company's Bipolar process provides additional flexibility for the Company's design engineers. The Company's voltage reference products utilize the Company's Bipolar process. The Company also has the capability to run a BICMOS process which merges the Bipolar and CMOS technologies.

  The markets for the Company's products are characterized by rapid technological change and frequent new product introductions. To remain competitive, the Company must develop or obtain access to new semiconductor process technologies in order to reduce die size, increase die performance and functional complexity and improve manufacturing yields. The Company believes that its investment in IC WORKS, Inc. will provide the Company with access to this type of technology. Semiconductor design and process methodologies are subject to rapid technological change, requiring large expenditures for research and development. If the Company is unable to develop or obtain access to advanced wafer processing technologies as they become needed, or is unable to define, design, develop and introduce competitive new products on a timely basis, its future operating results will be materially and adversely affected. In addition, the Company's ability to compete successfully depends on being able to use advanced analog process technologies to manufacture its products. There can be no assurance that the analog process technology utilized by the Company will not become obsolete.

SALES, DISTRIBUTION AND MARKETING

  The Company's sales and marketing effort is focused on the development of relationships with leading companies in its targeted markets, and its sales and marketing resources are deployed to establish and enhance such relationships. TelCom currently employs sales managers and application engineers in sales, marketing and applications organizations in the United States, Europe, and Asia.

  The Company's products are sold to over 5,000 end-user customers throughout the world, either directly or through its distributor network. Sales to customers in North America, Europe and Asia accounted for 42%, 25% and 33%, respectively, of the Company's net sales for 1995, and 37%, 38% and 25%, respectively, of the Company's net sales for 1996. The Company's two largest OEM customers, Motorola and Compaq Computer, accounted for 10% and 10%, respectively, of the Company's net sales for 1995, and 12% and 9%, respectively, of the Company's net sales for 1996. The Company anticipates that it will continue to be dependent or may increase its dependence on a number of key customers and distributors for a significant portion of its net sales. The reduction, delay or cancellation of orders from one or more significant customers for any reason could materially and adversely affect the Company's operating results.

  The Company sells its products through a direct sales staff and a worldwide network of independent sales representatives and distributors. The direct sales staff works with leading customers to determine customer requirements and interfaces with design engineers to achieve client solutions and also manages the Company's network of sales representatives and distributors. The Company sells its products in Europe through an independent sales representative firm and various independent stocking representative/distributor firms. Sales in Asia are handled through various independent stocking representative/distributor firms. The stocking representatives/distributor firms may buy and stock the Company's products for resale or act as the Company's agent in arranging for direct sales from the Company to an OEM customer. The Company's sales organization provides direction and support to the independent sales representative firms, the distributor firms and the overseas independent stocking representatives/distributor firms.

  The Company currently utilizes independent sales representative firms at various locations in the United States and Canada. The Company also sells its products through national distributor firms. Sales through Future Electronics, the Company's principal national distributor, accounted for 11% and 12% of the Company's net sales for 1995 and 1996, respectively. Consistent with standard industry practice, the national and regional distributor firms are entitled to certain price rebates and are allowed to return to the Company a portion of the products purchased by them. The Company's distributors sell competitors' products and are not within the control of the Company. Loss of one or more of the Company's current distributors or disruption in the Company's sales and distribution channels could materially and adversely affect the Company's business and operating results.

  The Company has contracts with all of its international distributors, the material terms of which typically include the following: (a) the distributor is appointed as a non-exclusive authorized distributor for a designated territory, (b) the distributor may return up to 5-10% of its net sales in the prior 6-12 month period as a credit against a new order of equal or greater amount of product, (c) the distributor is obligated to meet certain information reporting requirements, (d) the term of the contract is one year and is automatically renewable for one year periods and (e) the contract may be terminated at any time by either party upon 30 days' written notice. The Company also has contracts with its national distributors, including Future Electronics, which are substantially similar to the international distributor agreements.

  International sales accounted for approximately 58% and 63% of the Company's net sales for 1995 and 1996, respectively. The Company expects international sales to continue to represent a significant portion of product sales. International sales and operations involve various risks, including unexpected changes in regulatory requirements, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general political risks in connection with its international operations, such as political and economic instability. In addition, because a substantial majority of the Company's international sales are denominated in United States dollars, increases in the value of the dollar would increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products, the sales of which are denominated in local currencies. There can be no assurance that regulatory, political and other factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices.

  The Company attempts to stock products in quantities that are sufficient to meet customer demand. Due to the fairly long product manufacturing cycle characteristic of semiconductor manufacturing and the inherent imprecision in forecasting customer demand, product inventories may not always correspond to product demand, leading to shortages or surpluses of certain products. The Company warrants that its products are free from defects in workmanship and materials for one year and that they meet the published specifications. Warranty expenses to date have been nominal.

MANUFACTURING

  Substantially all of the Company's wafers are manufactured at its facility in Mountain View, California. This 70,000 square foot manufacturing facility contains a 9,000 square foot clean room. Certain production processes, such as epitaxial services, ion implantation, background and backside gold application, are performed by local subcontractors. The Mountain View clean room facility consists of Class 100 through Class 10,000 areas depending on the specific area of the clean room (a Class 100 clean room has fewer than 100 foreign particles larger than 0.5 micron in size in each cubic foot of space). This facility produced an average of approximately 2,000 wafers per month during the fourth quarter of 1996. All of the Company's production utilizes 5 inch wafers. The Company believes that during the fourth quarter of 1996, it was utilizing approximately 50% of its production capacity at that time.

  The Company currently manufactures substantially all of its products at its wafer fabrication facility in Mountain View, California. During periods of decreased demand, high fixed wafer fabrication costs could have a material adverse effect on the Company's financial condition or results of operations. For example, in the fourth quarter of 1996, the Company's operating results were adversely impacted due to lower factory utilization at the Company's manufacturing facility. Furthermore, the Company is dependent on a number of local subcontractors for certain of its manufacturing processes. For example, Reaction Technology, Inc. provides epitaxial services for approximately 70% of the Company's wafers. The failure of any of these subcontractors to perform these processes on a timely basis could result in manufacturing delays, which could materially adversely affect the Company's results of operations. Currently, the Company purchases on a purchase order basis 5 inch wafers from only two suppliers, Komatsu Silicon USA Inc. and L.G. International, and such supply is subject to long ordering lead times. Any disruption or termination of supply from either of these suppliers could have a material adverse effect on the Company's financial condition and results of operations.

  After fabrication and initial testing at the Company's Mountain View, California facility, wafers are sent to the Company's wholly-owned subsidiary in Hong Kong which distributes them to contract assembly houses, primarily in Malaysia and Thailand, to be packaged. Upon completion of the packaging operation, the units are returned to TelCom Hong Kong for final testing and are then shipped to customers worldwide. The Hong Kong facility, which is leased by the Company, is approximately 30,000 square feet and is presently testing approximately four million units per month.

  The packaging of the Company's products is performed by a limited group of subcontractors and certain of the raw materials included in such products are obtained from a limited group of suppliers. Although the Company seeks to reduce its dependence on its sole and limited source suppliers, disruption or termination of any of these sources could occur and such disruptions could have a material adverse effect on the Company's financial condition or results of operations. Moreover, a prolonged inability to obtain raw materials could have a material adverse effect on the Company's financial condition or results of operations and could result in damage to customer relationships. The Company also depends on third party subcontractors, and all of the Company's products are currently assembled by independent third parties in Asia. In the event that any of the Company's subcontractors were to experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in supply to the Company, the Company's operating results would be adversely affected until alternate subcontractors, if any, became available.

  TelCom designs and manufactures its own test equipment which can test both the individual die in wafer form and the finished assembled unit. The Company believes the cost of its in-house tester is substantially less than the cost of purchasing an equivalent tester from an outside vendor. In addition to the cost advantages, the Company can also standardize its operations on one tester type and can therefore upgrade tester capability more easily than if it had purchased different testers from more than one vendor. The Company believes it is better able to meet its internal demand for test capacity by building its own testers because it is not subject to long lead times from outside vendors in times of rising demand for such equipment. The Company could purchase testers from outside vendors if it experienced problems in producing its own testers, but such equipment would be more costly.

  The fabrication of integrated circuits is a highly complex and precise process. Minute impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, manufacturing equipment failure, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. The majority of the Company's costs of manufacturing are relatively fixed, and, consequently, the number of shippable die per wafer for a given product is critical to the Company's results of operations. To the extent the Company does not achieve acceptable manufacturing yields or experiences product shipment delays, its financial condition or results of operations would be materially and adversely affected. The Company has from time to time in the past experienced lower than expected production yields, which have delayed product shipments and adversely affected gross margins. For example, in the quarter ended December 31, 1996, the Company experienced lower production volumes in order to reduce inventories, which adversely effected gross margins. Moreover, there can be no assurance that the Company in general will be able to maintain acceptable manufacturing yields in the future. In order to meet anticipated future demand, the Company believes that it will need to increase its manufacturing capacity. Failure to do so could result in a loss of customers, which could materially adversely affect the Company's financial condition or results of operations.

RESEARCH AND DEVELOPMENT

  The ability of the Company to compete successfully will depend substantially on its ability to define, design, develop and introduce on a timely basis new products offering design or technology innovations. Research and development in the analog integrated circuit industry is characterized primarily by circuit design and product engineering that enables new functionality or improved performance. The Company's research and development efforts are also directed at improving process technologies, reducing the cost of existing manufacturing processes, developing new process capabilities to manufacture new products and adding new features to existing products. With respect to more established products, the Company's research and development efforts also include product redesign, shrinkage of device size and reduction of mask steps in order to improve yields per wafer and reduce per device costs.

  As of December 31, 1996, the Company had 21 employees engaged in research and development. The Company's research and development efforts are dependent upon attracting and retaining qualified analog design engineers, of which there is a limited supply. The Company also utilizes independent contractors for certain research and development projects.

  In 1995 and 1996, the Company spent approximately $2.6 million and $4.3 million, respectively, on research and development. The Company expects that it will continue to invest substantial funds in research and development activities. There can be no assurance that the Company will be able to identify new product opportunities successfully and develop and bring to market such new products or that the Company will be able to respond effectively to new technological changes or new product announcements by others. There also can be no assurance that the Company's new products will be accepted by the market. Moreover, the end markets for the Company's new products, such as the communications and computer markets, are subject to rapid technological change and there can be no assurance that as such markets change the Company's product offerings will remain current and suitable for them.

INTELLECTUAL PROPERTY

  The Company's success depends in part on its ability to obtain patents and licenses and to preserve other intellectual property rights covering its manufacturing processes, products and development and testing tools. The Company seeks patent protection for those inventions and technologies for which it believes such protection is suitable and is likely to provide a competitive advantage to the Company. The Company currently holds 25 United States patents on semiconductor devices and methods with various expiration dates, none earlier than May 2005. The Company has applications for three United States patents currently pending. The Company also holds one foreign patent and has three foreign patent applications pending. The process of seeking patent protection can be long and expensive and there can be no assurance that its current patents or any new patents that may be issued will be of sufficient scope or strength to provide any meaningful protection or any commercial advantage to the Company. The Company may in the future be subject to or initiate interference proceedings in the United States Patent and Trademark office, which can demand significant financial and management resources. There can be no assurance that the Company's competitors will not independently develop or patent substantially equivalent or superior technologies.

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

  As is typical in the semiconductor industry, the Company has from time to time received, and may in the future receive, communications from third parties asserting patents, maskwork rights, or copyrights on certain of the Company's products and technologies. Although the Company is not currently a party to any material litigation, in the event a third party were to make a valid intellectual property claim and a license relating to such intellectual property was not available on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation, which could result in substantial cost to the Company and diversion of its resources, may also be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses or the occurrence of litigation relating to patent infringement or other intellectual property matters could have a material adverse effect on the Company's business and operating results. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products.

COMPETITION

  The analog semiconductor industry is highly competitive and subject to rapid technological change. Significant competitive factors in the analog market for standard products include product features, performance, price, the timing of product introductions, the emergence of new computer standards, quality and customer support. The Company believes that it competes favorably in each of these areas.

  Because the standard products market for analog integrated circuits is diverse and highly fragmented, the Company encounters different competitors in various product markets. The Company's principal competitors include Linear Technology Corporation, Maxim Integrated Products and Harris Semiconductor in one or more of its product areas. Other competitors include Motorola, National Semiconductor Corporation, Unitrode Corporation and certain Japanese manufacturers. Each of these companies has substantially greater technical, financial and marketing resources and greater name recognition than the Company. Due to the increasing demands for analog circuits, the Company expects intensified competition from existing analog circuit suppliers and the entry of new competition. Increased competition could adversely affect the Company's financial condition or results of operations.

  There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not adversely affect the Company's results of operations. Competitive pressures could reduce market acceptance of the Company's products and result in price reductions and increases in expenses that could adversely affect the Company's business, financial condition or results of operations.

BACKLOG

  The Company's backlog consists of distributor and OEM customer orders required to be shipped within six months following the order date. Customers may generally cancel or reschedule orders to purchase products without significant penalty to the customer. As a result, the quantities of the Company's products to be delivered and their delivery schedules are frequently revised by customers to reflect changes in their needs. Since backlog can be canceled or rescheduled without significant penalty, the Company does not believe its backlog is a meaningful indicator of future revenue.

EMPLOYEES

  As of December 31, 1996, the Company had 296 full-time employees, 212 of whom were engaged in manufacturing (including testing, quality and materials functions), 21 in research and development, 31 in marketing and sales, and 32 in finance and administration. Of such employees, 130 are located in Hong Kong and 7 are located in Europe. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

  The Company's success depends to a significant extent upon the continued service of its executive officers and other key management and technical personnel, particularly its analog design engineers, and on its ability to continue to attract, retain and motivate qualified personnel, particularly experienced circuit designers, systems applications engineers and sales managers. The competition for such employees is intense. The loss of the services of one or more of the Company's design engineers, of which there is a limited number, executive officers or other key personnel or the Company's inability to recruit replacements for such personnel or to otherwise attract, retain and motivate qualified personnel could have a material adverse effect on the Company. There can be no assurance that the Company will be successful in attracting and retaining key personnel.

EXECUTIVE OFFICERS

  The executive officers of the Company and certain information about them are as follows:

          NAME           AGE                              POSITION
------------------------ --- -------------------------------------------------------------------
Phillip M. Drayer....... 51  Chief Executive Officer and President
Edward D. Mitchell...... 43  Vice President, Engineering and Chief Technical Officer
R. Michael O'Malley..... 50  Vice President, Chief Operating Officer and Chief Financial Officer
Gary Pinelli............ 53  Vice President, Sales and Tactical Marketing
Kenneth J. Rose......... 47  Chief Accounting Officer and Corporate Controller

  Phillip M. Drayer has been Chief Executive Officer, President and a director of the Company since the Company commenced operations in December 1993. From 1990 through 1993, Mr. Drayer was President and Chief Executive Officer of Teledyne Components, a division of Teledyne. From 1980 to 1990, he was President and Chief Executive Officer for EPI Technologies, a semiconductor testing company, and from 1976 to 1979, he was Manufacturing Manager at Mostek, a semiconductor manufacturer. Mr. Drayer earned his B.S.E.E. degree from Lamar University and his J.D. degree from South Texas College of Law. Mr. Drayer is a member of the Texas bar.

  Edward D. Mitchell has been Vice President, Engineering and Chief Technical Officer of the Company since November 1996, was Vice President, Quality, Product and Test Engineering from November 1994 to November 1996, and was Vice President, Quality Management from December 1993 to November 1994. From 1991 through 1993, he was Vice President, Quality Management for Teledyne Components. From 1982 to 1990, he was with Seeq Technology, a semiconductor manufacturer, most recently serving as Director of Quality and Reliability Assurance, and from 1980 to 1982, he was Product Engineering Supervisor for NEC Electronics, a semiconductor manufacturer. Prior thereto, he was employed at National Semiconductor Corporation and Advanced Micro Devices in various engineering positions. Mr. Mitchell earned his B.S.E.E. degree from the University of California at Berkeley.

  R. Michael O'Malley has been Chief Operating Officer of the Company since January 1997, and has also been Vice President, Finance and Administration and Chief Financial Officer of the Company since December 1993. From 1991 to 1993, he was Vice President, Finance and Operations for Concurrent Logic, a semiconductor manufacturer, and from 1989 to 1990, he was Executive Vice President and Chief Financial Officer for Dest Corporation, a computer peripherals company. He was also Vice President, Finance and Chief Financial Officer at Domain Technology, a manufacturer of media for disk drives, from 1987 to 1989, and Vice President, Finance and Chief Financial Officer at Linear Technology Corporation, a semiconductor manufacturer, from 1982 to 1987. Mr. O'Malley earned his B.S. degree from the University of Virginia and his M.B.A. degree from Stanford University.

  Gary P. Pinelli has been Vice President, Sales and Tactical Marketing for the Company since December 1993. From 1991 through 1993, he was Vice President, Sales and Marketing for Teledyne Components. From 1987 through 1991, he was Director of Sales at Harris Semiconductor. From 1978 to 1987, he was Eastern Area Sales Manager for Mostek Corporation, from 1976 to 1978, he was Senior Sales Engineer for Intel Corporation, from 1971 to 1976, he held sales and sales management positions at RCA's Solid State Division, and from 1965 to 1971, he held engineering, marketing and sales positions at GTE Sylvania Corporation. Mr. Pinelli earned his B.S.S.E. degree from Bradley University.

  Kenneth J. Rose has been Chief Accounting Officer of the Company since December 1995 and has also been Corporate Controller of the Company since December 1993. From 1990 to 1993, he was Vice President, Finance and Administration of Teledyne Components. From 1985 to 1990, he was Vice President, Finance and Administration of Teledyne CME, a division of Teledyne. From 1982 to 1985, he was Controller of Teledyne Micronetics, a division of Teledyne. Prior thereto, he held various positions in accounting at Teledyne Ryan Aeronautical, a division of Teledyne. Mr. Rose earned his B.S. degree from the University of San Diego.

ITEM 2. DESCRIPTION OF PROPERTY

  The Company's main executive, administrative, manufacturing and technical offices are located in a 70,000 square foot facility in Mountain View, California. The lease on this facility expires in December 1998 and has a five-year renewal option. The Company fabricates its wafers at this facility. Its activities are subject to federal, state and local environmental and land use regulations. The Company also leases 30,000 square feet of additional space in Hong Kong in which it conducts testing and from which it ships products to customers worldwide. The lease on the Hong Kong facility expires in November 1997. The Company believes that its existing facilities are adequate to meet its needs for at least the next 12 months.

  Federal, state and local regulations impose various controls on the storage, handling, discharge and disposal of chemicals and gases used in the Company's manufacturing process and on the facility occupied by the Company. The Company believes that its activities conform to present environmental and land use regulations applicable to its operations and its current facilities. Increasing public attention has, however, been focused on the environmental impact of semiconductor operations and the risk to neighbors of chemical releases from such operations. There can be no assurance that applicable land use and environmental regulations will not in the future impose the need for additional capital equipment or other process requirements upon the Company or restrict the Company's ability to expand its operations. In this regard, in 1995 the City of Mountain View, where the Company's wafer fabrication facility is located, adopted an ordinance which restricts the storage and use of hazardous materials within the proximity of certain sensitive uses, including hospitals, day care facilities and schools. Although TelCom's existing operations are not affected by such ordinance, there can be no assurance that this ordinance will not materially adversely affect the Company's future operations. The adoption of this ordinance or similar measures or any failure by the Company to comply with applicable environmental and land use regulations or to restrict the discharge of hazardous substances could subject the Company to future liability or cause its manufacturing operations to be curtailed or suspended.

  The Company acquired the semiconductor manufacturing operations of Teledyne, Inc. previously conducted at the Company's facility. The semiconductor manufacturing operations conducted by Teledyne Components at the facility allegedly contaminated the soil and groundwater of the facility and the groundwater of properties located down-gradient of the facility. Although the Company was indemnified by Teledyne as part of the acquisition transaction against, among other things, any liabilities arising from such contamination, there can be no assurance that claims will not be made against the Company or that such indemnification will be available or will provide meaningful protection at the time any such claim is brought. To the extent the Company is subject to a claim which is not covered by the indemnity from Teledyne or as to which Teledyne is unable to provide indemnification, the Company's financial condition or results of operations could be materially and adversely affected. Although the Company may be considered a successor in interest to Teledyne's operations at the Mountain View facility, the Company believes that it is unlikely to be subject to any material environmental liabilities relating to the operations of the facility conducted by Teledyne because (i) the Company has received no notice from any regulatory authority or any other person claiming that the Company is responsible for the contamination caused by Teledyne or the cost of any clean-up relating thereto and (ii) the Company is indemnified by Teledyne under the acquisition agreements and lease between the Company and Teledyne with respect to any such liabilities.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not Applicable.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company effected the initial public offering of its Common Stock on July 27, 1995. As of March 14, 1997, there were approximately 2,840 beneficial holders of the Company's Common Stock. The Company's Common Stock is listed for quotation in the Nasdaq National Market under the Symbol "TLCM." The following table sets forth for the periods indicated, the high and low prices of the Company's Common Stock as quoted in the Nasdaq National Market.

                                                               HIGH        LOW
                                                               ----        ---
      Fiscal year ending December 31, 1995
          Third Quarter.......................................  16        10 1/4
          Fourth Quarter......................................  11 1/4     6 1/4
      Fiscal year ending December 31, 1996
          First Quarter.......................................   7 3/8     4
          Second Quarter......................................   7 1/8     4 3/8
          Third Quarter.......................................   5 13/16   4 1/4
          Fourth Quarter......................................   5 1/2     3 1/4

  The trading price of the Company's Common Stock is expected to continue to be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, general conditions in the computer and electronic industries, changes in earnings estimates or recommendations by analysts, or other events or factors. In addition, the public stock markets have recently experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

  The Company has not paid any cash dividends on its Common Stock and currently intends to retain any future earnings for use in its business. Accordingly, the Company does not anticipate that any cash dividends will be declared or paid on the Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data of the Company set forth below should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, and Management's Discussion and Analysis included elsewhere herein. The Company was organized in June 1993 to acquire Teledyne Components, which was effected as of November 27, 1993. As a result, the results of operations prior to the acquisition are not comparable to the results of operations for subsequent periods. The consolidated statement of operations data of the predecessor company for the period from January 1, 1993 through November 26, 1993 was prepared by the Company based on information received from Teledyne, but was not reviewed by Teledyne. The pro forma results of operations for the year ended December 31, 1993 are based upon assumptions deemed reasonable by management and are not necessarily indicative of the results of operations that would have been attained had the transactions described in footnote (1) herein actually occurred on the dates indicated or of future operating results.

                          PREDECESSOR
                            COMPANY                                             YEAR ENDED
                          ------------ PERIOD FROM                --------------------------------------
                          PERIOD FROM  NOVEMBER 27,   PRO FORMA
                           JANUARY 1,      1993     COMBINED YEAR
                          1993 THROUGH   THROUGH        ENDED
                          NOVEMBER 26, DECEMBER 31, DECEMBER 31,  DECEMBER 31, DECEMBER 31, DECEMBER 31,
                              1994         1993        1993(1)        1994         1995         1996
                          ------------ ------------ ------------- ------------ ------------ ------------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
 DATA:
Net sales...............    $18,251       $1,466       $19,831      $24,454      $39,004      $37,762
Cost of sales...........     14,102        1,117        15,146       17,209       24,680       26,801
                            -------       ------       -------      -------      -------      -------
Gross profit............      4,149          349         4,685        7,245       14,324       10,961
                            -------       ------       -------      -------      -------      -------
Operating expenses:
 Research and
  development...........        794           84           858        1,214        2,649        4,271
 Selling, general and
  administrative........      4,941          433         5,358        5,246        7,115        7,713
                            -------       ------       -------      -------      -------      -------
Total operating
 expenses...............      5,735          517         6,216        6,460        9,764       11,984
                            -------       ------       -------      -------      -------      -------
Income (loss) from
 operations.............     (1,586)        (168)       (1,531)         785        4,560       (1,023)
Interest income, net....         --           --            --           24          299          162
                            -------       ------       -------      -------      -------      -------
Income (loss) before
 income taxes and
 extraordinary item.....     (1,586)        (168)       (1,531)         809        4,859         (861)
Provision (benefit) for
 income taxes...........        257          (42)          215          202        1,215         (233)
                            -------       ------       -------      -------      -------      -------
Income (loss) before
 extraordinary item.....     (1,843)        (126)       (1,746)         607        3,644         (628)
Gain on early
 extinguishment of debt.         --           --            --          225           --           --
                            -------       ------       -------      -------      -------      -------
Net income (loss).......    $(1,843)      $ (126)      $(1,746)     $   832      $ 3,644      $  (628)
                            =======       ======       =======      =======      =======      =======
PER SHARE DATA:
 Income before extraordinary item...............................    $  0.04      $  0.23      $ (0.04)
 Gain on early extinguishment of debt...........................       0.02           --           --
                                                                    -------      -------      -------
 Net income (loss)..............................................    $  0.06      $  0.23      $ (0.04)
                                                                    =======      =======      =======
Number of shares used to compute per share data.................     14,116       15,903       15,612
                                                                    =======      =======      =======
                                                                        DECEMBER 31,
                                                    ----------------------------------------------------
                                                        1993          1994         1995         1996
                                                    ------------- ------------ ------------ ------------
                                                                       (IN THOUSANDS)
CONSOLIDATED BALANCE
 SHEET DATA:
Cash and cash equivalents.........................     $ 1,373      $ 6,297      $15,849      $12,761
Working capital...................................       4,390       11,021       29,356       23,760
Total assets......................................      10,356       18,797       49,805       58,012
Long-term portion of notes payable................       1,500          507        3,328       10,047
Mandatorily redeemable convertible preferred
 stock............................................       5,120       13,479           --           --
Total stockholders' equity (deficit)..............        (107)         738       37,059       36,926

(1) The Company was organized in June 1993 as a Delaware corporation by members of the management team of Teledyne Components and began operations in December 1993 after purchasing Teledyne Components from Teledyne. The consolidated statement of operations data set forth above includes the results of operations for (i) the Company's predecessor for the period from January 1, 1993 through November 26, 1993 and (ii) the Company for the period from November 27, 1993 through December 31, 1993, as if the acquisition of Teledyne Components had been consummated as of January 1, 1993. The pro forma adjustments to the historical information in this presentation include a decrease in depreciation expense of $437,000, an increase in rent expense of $254,000, and an increase in sales of $114,000 and related cost of sales of $74,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS

  This Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk related factors set forth herein.

OVERVIEW

  The Company came into existence in December 1993 as a result of a management-led buyout of the Teledyne Components division from Teledyne. The Company manufactures both proprietary and second source products. Average selling prices for the Company's proprietary products have tended to decline at a slower rate than have those for the Company's second source products, which are more susceptible to competitive pricing pressures. The Company generally recognizes higher gross margins on its proprietary products than on its second source products. Most of the Company's revenues during 1994 and 1995 were from products introduced prior to 1994. The Company increased its investment in product development in 1995 and 1996. During 1996, new products introduced since September 1995 accounted for 20% of the total shipments to external customers.

  During the fourth quarter of 1996, the Company's average production level decreased to 2,000 wafers per month which represents approximately 50% of the Company's capacity. Due to the high level of fixed costs associated with the Company's operations, this decrease in capacity utilization had a material adverse effect on the Company's operating results. The Company's future operating results are expected to continue to fluctuate based on the level of factory utilization at the Company's manufacturing facilities, among other factors.

  In November 1995, the Company entered into certain agreements with IC WORKS, Inc., a privately-held company located in San Jose, California. Pursuant to such agreements, the Company purchased $3.0 million of preferred stock of IC WORKS and provided $10.0 million in capital equipment. In return for this investment, TelCom received a guarantee of submicron wafer capacity for a period of five years, projected to start in late 1997. There can be no assurance that IC WORKS will be able to provide the Company with such capacity in a timely manner or at all. If the Company is not able to secure such capacity from IC WORKS, the Company would have to secure capacity from another source. The transfer of the Company's designs to another foundry would result in a significant commitment of engineering resources and would delay the introduction of such products. If such delay were to occur, the Company's business, operating results and financial condition could be materially adversely effected. There can be no assurance that IC WORKS will not require additional funding to meet its capacity commitments to the Company and other parties. Although the Company is not committed to invest additional funds in IC Works, such an investment may be necessary or desirable in the event IC WORKS is unable to raise funds from other parties.

  The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect net sales, gross margins and operating income. These factors include the volume and timing of orders received, changes in the mix of proprietary and second source products sold, market acceptance of the Company's and its customers' products, competitive pricing pressures, the Company's ability to introduce new products on a timely basis, the timing and extent of research and development expenses, fluctuations in manufacturing yields, cyclical semiconductor industry conditions, the Company's access to advanced process technologies and the timing and extent of process development costs. Historically in the semiconductor industry, average selling prices of products have decreased over time. If the Company is unable to introduce new products with higher margins, maintain its product mix between proprietary and second source products or reduce manufacturing cost to offset decreases in the prices of its existing products, the Company's operating results will be adversely affected. The Company's business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without penalty to the customer. Since most of the Company's backlog is cancelable without penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, because of high fixed costs on the semiconductor industry, the

Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls. As a result of the foregoing or other factors, the Company has experienced and may in the future experience material adverse fluctuations in its operating results on a quarterly or annual basis, which have in the past and would in the future materially affect the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

  The following table sets forth certain consolidated statement of operations data of the Company as a percentage of net sales.

                                                    YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                     1994     1995     1996
                                                    -------  -------  -------
      Net sales....................................   100.0%   100.0%   100.0%
      Costs of sales...............................    70.4     63.3     71.0
                                                    -------  -------  -------
      Gross margin.................................    29.6     36.7     29.0
                                                    -------  -------  -------
      Operating expenses:
       Research and development....................     4.9      6.8     11.3
       Selling, general and administrative.........    21.5     18.2     20.4
                                                    -------  -------  -------
      Total operating expenses.....................    26.4     25.0     31.7
                                                    -------  -------  -------
      Income (loss) from operations................     3.2     11.7     (2.7)
      Interest income, net.........................     0.1      0.8      0.4
                                                    -------  -------  -------
      Income (loss) before taxes and extraordinary
       item........................................     3.3     12.5     (2.3)
      Provision (benefit) for income taxes.........     0.8      3.1     (0.6)
                                                    -------  -------  -------
      Income (loss) before extraordinary item......     2.5      9.3     (1.7)
      Gain on early extinguishment of debt.........     0.9       --       --
                                                    -------  -------  -------
      Net income (loss)............................     3.4%     9.3%    (1.7)%
                                                    =======  =======  =======

YEARS ENDED DECEMBER 31, 1996 AND 1995

  Net Sales. Net sales in 1996 were $37.8 million, a decrease of $1.2 million or 3%, compared to $39.0 million in 1995. The decrease in net sales was primarily due to lower sales volume in mixed signal commodity products and temperature sensor products, experienced both in Asia and the United States. These decreases in sales were partially offset by increased sales volume in Asia in power management products. Net sales in 1996 for the Company's geographical areas of the United States, Asia and Europe accounted for 37%, 38%, and 25%, respectively, compared to 42%, 33%, and 25%, respectively, in 1995. Sales to the Company's two largest OEM customers, Motorola and Compaq totaled $7.5 million in 1996 compared to $7.7 million in 1995.

  Gross Margin. Gross margin decreased to 29.0% in 1996 from 36.7% in 1995. The decrease in gross margin was primarily due to (i) lower factory utilization of the Company's manufacturing facilities (ii) lower yields in wafer fabrication and (iii) lower gross margins on high volume products in its power management products. The Company's ability to increase gross margins will depend on the successful introduction of its new proprietary products and increasing manufacturing output at the Company's wafer fabrication facility to spread the fixed costs over an increasing number of units, thereby reducing the fixed costs per unit.

  Research and Development Expenses. Research and development expenses were $4.3 million, or 11.3% of net sales, in 1996, compared to $2.6 million, or 6.8% of net sales, in 1995. The increase in research and development expenses was primarily attributable to (i) increased staffing for design engineers and layout designers, (ii) the higher level of mask sets and wafer runs for new products, and (iii) costs associated with the purchase and maintenance of computer-aided design (CAD) systems for design engineers. The Company expects research and development expenses generally to increase in absolute dollars in future periods although such expenses may fluctuate as a percentage of net sales.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $7.7 million, or 20.4% of net sales, in 1996 from $7.1 million, or 18.2% of net sales, in 1995. Selling, general and administrative expenses increased primarily as a result of the hiring of sales personnel in all geographical areas and increased staffing levels in the Company's management information system department. The Company expects selling, general and administrative expenses generally to increase in absolute dollars in the future periods although such expenses may fluctuate as a percentage of sales.

  Interest Income, Net. Net interest income decreased from $299,000 in 1995 to $162,000 in 1996, reflecting higher interest expense associated with equipment financing.

  Income Taxes. The Company recorded an income tax benefit of $233,000 in 1996 at an effective rate of 27% compared to $1.2 million of expense in 1995 at a rate of 25%. The change in the effective tax rate was due primarily to the mix of net income (loss) arising from the various geographical regions where tax rates range from 17% to 50% and changes in the valuation allowance for net deferred tax assets.

YEARS ENDED DECEMBER 31, 1995 AND 1994

  Net Sales. Net sales in 1995 were $39.0 million, an increase of $14.5 million, or 59%, compared to $24.5 million in 1994. The increase in net sales was due primarily to higher unit volume of the Company's standard products in its mixed signal, power management and temperature sensor product families. The higher unit volumes were primarily attributable to increased sales to OEM customers. Increased sales to the Company's two largest OEM customers, Motorola and Compaq, accounted for $6.0 million of the $14.5 million increase from 1994 to 1995. The increased sales were in all of the Company's principal geographic areas with sales to customers in the United States, Asia and Europe accounting for 42%, 33% and 25%, respectively, of the Company's net sales in 1995 and 40%, 31% and 29%, respectively, of the Company's net sales in 1994.

  Gross Margin. Gross margin increased to 36.7% in 1995 from 29.6% in 1994. The increase in gross margin was primarily attributable to (i) cost savings associated with the transfer of the Company's assembly operation from its Hong Kong facility to subcontractors, primarily in Thailand, (ii) the increase as a percentage of net sales of the Company's proprietary products, which generally have higher gross margins than second source products, and (iii) decreased unit costs due to higher utilization of the Company's manufacturing facilities.

  Research and Development Expenses. Research and development expenses were $2.6 million, or 6.8% of net sales, in 1995, compared to $1.2 million, or 4.9% of net sales, in 1994. The increase in research and development expenses was primarily attributable to (i) increased staffing for design engineers and layout designers, (ii) the higher level of mask sets and wafer runs for new products, (iii) development of test programs for new products and (iv) costs associated with the purchase and maintenance of new computer-aided design
(CAD) systems for the design engineers.

  Selling, General and Administration Expenses. Selling, general and administrative expenses increased to $7.1 million, or 18.2% of net sales, in 1995 from $5.2 million, or 21.5% of net sales, in 1994. Selling, general and administrative expenses increased in absolute dollars primarily as a result of the hiring of additional sales personnel in all geographical areas, increased sales commission attributable to increased sales and higher staffing levels and equipment related to upgrading the Company's management information system.

  Interest Income, Net. Net interest income increased from $24,000 in 1994 to $299,000 in 1995, reflecting interest income on the net proceeds of $19 million from the initial public offering of the Company's Common Stock in August 1995. Interest income from the higher cash balance in 1995 was partially offset by interest expense incurred on leases and notes issued in conjunction with the purchase of capital equipment.

  Income Taxes. The Company recorded income tax expense of $1.2 million in 1995 for an effective tax rate of 25% compared to $202,000 of expense in 1994 which is also an effective rate of 25%. The effective tax rate is lower than the U.S. statutory rates due primarily to foreign operations taxed at lower rates and a net operating loss carryforward for the Company's subsidiary in Hong Kong.

LIQUIDITY AND CAPITAL RESOURCES

  The Company financed its purchase of Teledyne Components as of November 27, 1993 by issuing $5.3 million of preferred stock. Since the acquisition, the Company's primary sources of cash have been the issuance of preferred stock for net proceeds of $8.4 million, issuance of common stock for net proceeds of $19 million in connection with its initial public offering in August 1995, notes payable for acquisition of capital equipment of $16.4 million and cash generated from operations of $5.0 million. The Company's primary uses of cash have been the purchase of capital equipment and leasehold improvements of $25.3 million, principal payments on notes payable of $2.8 million and early retirement of the $1.5 million note to Teledyne for approximately $1.3 million.

  In 1995, the Company generated approximately $4.0 million from operating activities, principally from net income of $3.6 million, depreciation of $1.7 million, taxes payable of $1.6 million and current liabilities of $2.1 million. These cash increases were primarily offset by growth in inventories and accounts receivable of $2.4 million and $2.0 million, respectively, and an increase in net deferred taxes of $600,000.

  The Company invested $9.6 million in capital equipment and leasehold improvements in 1995. The Company financed part of this investment through notes payable, which increased $3.9 million, on a net basis, in 1995.

  In 1996, the Company generated approximately $1.3 million from operating activities, principally from depreciation of $3.3 million and a decrease in accounts receivable of $900,000. These increases in cash were primarily offset by taxes receivable of $1.4 million and taxes payable of $1.2 million. At December 31, 1996, the Company had cash and cash equivalents of $12.8 million.

  The Company invested $13.7 million in capital equipment and leasehold improvements of which $10.4 million was for purchases of capital equipment pursuant to an agreement with IC WORKS, Inc. in 1996. The Company financed part of this investment through notes payable, which increased $9.0 million on a net basis. The Company expects capital expenditures of $6.0 million in 1997 and has commitments related to such expenditures of $400,000.

  Pursuant to an agreement with IC WORKS, Inc., the Company invested $3.0 million in preferred stock of IC WORKS, Inc. in 1996. There can be no assurance that IC WORKS will not require additional funding to meet its capacity commitments to the Company and other parties. Although the Company is not committed to invest additional funds in IC Works, such an investment may be necessary or desirable in the event IC WORKS is unable to raise funds from other parties.

  The Company believes that the existing cash and cash equivalents, expected cash flow from operations and its existing financing sources will be sufficient to support its operating and capital needs for the next twelve months. Any major change in the nature of the Company's business, such as the acquisition of products, the need for significant new capital expenditures or the acquisition of an existing business, could change the Company's capital requirements. To the extent the Company requires additional cash, there can be no assurances that the Company will be able to obtain such financing on terms favorable to the Company, or at all.

ITEM 7. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Accountants.........................................  19
Consolidated Balance Sheets as of December 31, 1995 and 1996..............  20
Consolidated Statements of Operations for the years ended December 31,
 1994, 1995 and 1996......................................................  21
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1994, 1995 and 1996.........................................  22
Consolidated Statements of Cash Flows for the years ended December 31,
 1994, 1995 and 1996......................................................  23
Notes to Consolidated Financial Statements................................  24

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of TelCom Semiconductor, Inc.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of TelCom Semiconductor, Inc. and its subsidiaries at December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with general accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

San Jose, California
January 20, 1997

                           TELCOM SEMICONDUCTOR, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               DECEMBER 31,
                                                              ----------------
                                                               1995     1996
                                                              -------  -------
ASSETS
Current assets:
 Cash and cash equivalents................................... $15,849  $12,761
 Marketable securities.......................................   7,990    5,202
 Accounts receivable, less allowance for doubtful accounts of
  $156 and $195..............................................   6,233    5,288
 Inventory...................................................   6,882    6,490
 Income taxes receivable.....................................      --    1,430
 Deferred income taxes.......................................   1,145    1,635
 Other current assets........................................     174      358
                                                              -------  -------
    Total current assets.....................................  38,273   33,164
Property and equipment, net..................................  11,532   21,848
Other assets.................................................      --    3,000
                                                              -------  -------
                                                              $49,805  $58,012
                                                              =======  =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of notes payable............................ $ 1,265  $ 3,518
 Accounts payable............................................   2,167    2,042
 Accrued liabilities.........................................   1,908    2,006
 Deferred distributor income.................................   1,652    1,077
 Income taxes payable........................................   1,925      761
                                                              -------  -------
    Total current liabilities................................   8,917    9,404
Notes payable, net of current portion........................   3,328   10,047
Deferred income taxes........................................     501    1,635
                                                              -------  -------
    Total liabilities........................................  12,746   21,086
                                                              -------  -------
Commitments and contingencies (Note 8).......................      --       --
Stockholders' equity:
 Preferred stock, $0.001 par value; 5,000,000 shares
  authorized; none issued or outstanding.....................      --       --
 Common stock, $0.001 par value; 30,000,000 shares
  authorized; 15,486,847 and 15,705,933 shares issued and
  outstanding................................................      15       16
 Additional paid-in capital..................................  32,740   33,199
 Notes receivable from stockholders..........................     (46)     (11)
 Retained earnings...........................................   4,350    3,722
                                                              -------  -------
    Total stockholders' equity...............................  37,059   36,926
                                                              -------  -------
                                                              $49,805  $58,012
                                                              =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           TELCOM SEMICONDUCTOR, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1994     1995     1996
                                                      -------  -------  -------
Net sales............................................ $24,454  $39,004  $37,762
Cost of sales........................................  17,209   24,680   26,801
                                                      -------  -------  -------
Gross profit.........................................   7,245   14,324   10,961
                                                      -------  -------  -------
Operating expenses:
 Research and development............................   1,214    2,649    4,271
 Selling, general and administrative.................   5,246    7,115    7,713
                                                      -------  -------  -------
    Total operating expenses.........................   6,460    9,764   11,984
                                                      -------  -------  -------
Income (loss) from operations........................     785    4,560   (1,023)
Interest income......................................      42      625      914
Interest expense.....................................     (18)    (326)    (752)
                                                      -------  -------  -------
Income (loss) before income taxes....................     809    4,859     (861)
Provision (benefit) for income taxes.................     202    1,215     (233)
                                                      -------  -------  -------
Income before extraordinary item.....................     607    3,644     (628)
Gain on early extinguishment of debt.................     225       --       --
                                                      -------  -------  -------
Net income (loss).................................... $   832  $ 3,644  $  (628)
                                                      =======  =======  =======
Per share data:
 Income before extraordinary item.................... $  0.04  $  0.23  $ (0.04)
 Gain on early extinguishment of debt................    0.02       --       --
                                                      -------  -------  -------
 Net income (loss)................................... $  0.06  $  0.23  $ (0.04)
                                                      =======  =======  =======
Number of shares used to compute per share data......  14,116   15,903   15,612
                                                      =======  =======  =======


  The accompanying notes are an integral part of these consolidated financial statements.

                           TELCOM SEMICONDUCTOR, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                      NOTES
                         COMMON STOCK   ADDITIONAL  RECEIVABLE               TOTAL
                         --------------  PAID-IN       FROM     RETAINED STOCKHOLDERS'
                         SHARES  AMOUNT  CAPITAL   STOCKHOLDERS EARNINGS    EQUITY
                         ------  ------ ---------- ------------ -------- -------------
Balance at December 31,
 1993...................  3,800   $ 4    $   331      $(316)     $ (126)    $  (107)
Sale of common stock....    485    --         58        (58)         --          --
Repurchase of common
 stock..................   (840)   (1)       (83)        84          --          --
Payment on notes
 receivable from
 stockholders...........     --    --         --         13          --          13
Net income..............     --    --         --         --         832         832
                         ------   ---    -------      -----      ------     -------
Balance at December 31,
 1994...................  3,445     3        306       (277)        706         738
Sale of common stock....  2,540     3     18,970         --          --      18,973
Conversion of
 mandatorily redeemable
 convertible preferred
 stock..................  9,562     9     13,470         --          --      13,479
Repurchase of common
 stock..................    (60)   --         (6)         6          --          --
Payment on notes
 receivable from
 stockholders...........     --    --         --        225          --         225
Net income..............     --    --         --         --       3,644       3,644
                         ------   ---    -------      -----      ------     -------
Balance at December 31,
 1995................... 15,487    15     32,740        (46)      4,350      37,059
Sale of common stock....    313     1        486         --          --         487
Repurchase of common
 stock..................    (94)   --        (27)        27          --          --
Payment on notes
 receivable from
 stockholders...........     --    --         --          8          --           8
Net loss................     --    --         --         --        (628)       (628)
                         ------   ---    -------      -----      ------     -------
Balance at December 31,
 1996................... 15,706   $16    $33,199      $ (11)     $3,722     $36,926
                         ======   ===    =======      =====      ======     =======



  The accompanying notes are an integral part of these consolidated financial statements.

                           TELCOM SEMICONDUCTOR, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            YEAR ENDED
                                                            DECEMBER 31,
                                                     ------------------------
                                                      1994    1995     1996
                                                     ------  -------  -------
Cash flows from operating activities:
Net income (loss)................................... $  832  $ 3,644  $  (628)
Adjustments to reconcile net income (loss) to net
 cash provided by (used for) operating activities:
  Depreciation and amortization.....................    595    1,731    3,335
  Deferred income taxes.............................    (58)    (644)     644
  Gain on early extinguishment of debt..............   (225)      --       --
  Changes in assets and liabilities:
   Accounts receivable.............................. (1,866)   2,073      945
   Inventory........................................    (33)  (2,447)     392
   Income taxes receivable..........................     --       --   (1,430)
   Other current assets.............................    (95)     (16)    (184)
   Accounts payable.................................    738      434     (125)
   Accrued liabilities..............................   (512)     826       98
   Deferred distributor income......................     30      872     (575)
   Income taxes payable.............................    260    1,613   (1,164)
                                                     ------  -------  -------
Net cash provided by (used for) operating
 activities.........................................   (334)   3,984    1,308
                                                     ------  -------  -------
Cash flows from investing activities:
  Purchases of property and equipment............... (2,118)  (9,560) (13,651)
  Investment in IC WORKS, Inc.......................     --       --   (3,000)
  (Purchases) sales of marketable securities........     --   (7,990)   2,788
                                                     ------  -------  -------
Net cash used for investing activities.............. (2,118) (17,550) (13,863)
                                                     ------  -------  -------
Cash flow from financing activities:
  Proceeds from sale of mandatorily redeemable
   convertible preferred stock......................  8,359
  Proceeds from sale of common stock................     --   18,973      487
  Payment on notes receivable from stockholders.....     13      225        8
  Amount payable to Teledyne, Inc...................   (394)      --       --
  Proceeds from issuance of notes payable...........    707    4,662   11,011
  Principal payments on notes payable............... (1,309)    (742)  (2,039)
                                                     ------  -------  -------
Net cash provided by financing activities...........  7,376   23,118    9,467
                                                     ------  -------  -------
Net increase (decrease) in cash and cash
 equivalents........................................  4,924    9,552   (3,088)
Cash and cash equivalents at the beginning of
 period.............................................  1,373    6,297   15,849
                                                     ------  -------  -------
Cash and equivalents at the end of period........... $6,297  $15,849  $12,761
                                                     ======  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                          TELCOM SEMICONDUCTOR, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1--THE COMPANY AND BASIS OF PRESENTATION:

  TelCom Semiconductor, Inc. ("TelCom" or the "Company") designs, develops, manufactures and markets a diversified portfolio of high performance analog integrated circuits for the use in a wide variety of electronic systems. The Company has operations in the United States, Hong Kong and Germany. The Company operates and reports financial results on a 52-53 week fiscal year ending on the last Friday of December. For convenience, the Company has presented its fiscal year as ending on December 31.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

  Revenue Recognition

  Revenue from product sales to customers other than domestic distributors is recognized upon shipment. The Company estimates returns from these customers and provides an allowance at the time revenue is recognized. Sales to domestic distributors are generally subject to agreements allowing certain rights of return and price protection with respect to unsold merchandise held by each distributor. The Company defers recognition of revenue and related gross margin on the sales to domestic distributors until the product is sold by these distributors.

  Sales to Significant Customers

  Sales to one customer represented 13%, 11% and 12% of the Company's net sales for the year ended December 31, 1994, 1995 and 1996, respectively. Accounts receivable from this customer totaled $714 and $727 at December 31, 1995 and 1996, respectively. Sales to two other customers represented 9% and 10%, and 12% and 10% of the Company's net sales for the years ended December 31, 1995 and 1996, respectively.

  Cash Equivalents

  All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The fair values of these investments approximated their costs at the respective balance sheet dates.

  Marketable Securities

  At December 31, 1995 and 1996, the Company's marketable securities are classified as available for sale and are reported at fair market value, which approximates cost at the respective dates. Marketable securities at December 31, 1996 with maturities due after one year totaled $303 with all remaining securities maturing in less than one year. Realized gains and losses are based on the book value of the specific securities sold and were not material in 1995 and 1996.

  Foreign Currency Translation

  The functional currency of the Company's foreign entities is the U.S. dollar; however, certain of the Company's costs and expenses are paid in currencies other than the U.S. dollar. The Company does not currently hedge against foreign currency exchange rate fluctuations and gains and losses arising from the translation of foreign currency balances and transactions are included in consolidated results of operations. Gains and losses from such fluctuations have not been material to the Company's consolidated results of operations.

  Inventory

  Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market.

  Property and equipment

  Equipment acquired pursuant to the management-led buyout from Teledyne, Inc. aggregating $2,167 is stated at fair value at the date of purchase less the excess of the fair value of all net assets acquired over the purchase price. All other equipment and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method with estimated useful lives of three to five years for equipment. Leasehold improvements consist of improvements to the Company's facilities and are amortized over the remaining term of the lease or useful life of the asset, whichever is less.

  Income Taxes

  The Company accounts for income taxes under an asset and liability approach that requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or income tax returns. Deferred taxes have not been provided for the cumulative undistributed earnings of foreign subsidiaries which are considered by management to be permanently reinvested.

  Concentration of Credit Risk

  Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of trade accounts receivable. The Company sells its integrated circuits to customers throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for uncollectable accounts receivable. The Company's write-offs of accounts receivable have not been significant in 1994, 1995 and 1996. Five customers accounted for 35% and 61% of the Company's gross accounts receivable at December 31, 1995 and 1996, respectively.

  Net Income (Loss) Per Share

  Except as noted below, net income (loss) per share is computed using the weighted average number of shares of common stock and common equivalent shares, when dilutive, from mandatorily redeemable convertible preferred stock (using the if-converted method) and from stock options and warrants (using the treasury stock method). Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, Common and common equivalent shares and options issued by the Company during the twelve-month period prior to the Company's initial public offering (IPO) of stock on July 27, 1995 have been included in the calculation as if they were outstanding for all periods prior to its IPO. Shares issued pursuant to the IPO have been included in the weighted average shares outstanding from July 27, 1995.

  Management's Use of Estimates and Assumptions

  The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

  Stock-Based Compensation

  The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the date of the grant. Accordingly, no compensation cost has been recognized in the Company's statements of operations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." See Note 7.

NOTE 3--BALANCE SHEET DETAILS:

                                                                DECEMBER 31,
                                                                    1995
                                                               ----------------
                                                                1995     1996
                                                               -------  -------
Marketable securities:
  U.S. Government agency obligations.......................... $ 1,509  $    --
  Municipal Government obligations............................   6,481    5,202
                                                               -------  -------
                                                               $ 7,990  $ 5,202
                                                               =======  =======
Inventory:
  Raw materials............................................... $ 1,014  $ 1,174
  Work-in-process.............................................   3,172    2,233
  Finished goods..............................................   2,696    3,083
                                                               -------  -------
                                                               $ 6,882  $ 6,490
                                                               =======  =======
Property and equipment:
  Equipment................................................... $10,888  $13,222
  Leasehold Improvements......................................     812    2,228
                                                               -------  -------
                                                                11,700   15,450
  Accumulated depreciation....................................  (2,363)  (5,698)
                                                               -------  -------
                                                                 9,337    9,752
                                                               -------  -------
  Equipment for I.C. WORKS, Inc...............................       0   10,363
  Construction in progress....................................   2,195    1,733
                                                               -------  -------
                                                               $11,532  $21,848
                                                               =======  =======
Accrued liabilities:
  Payroll and related......................................... $ 1,251  $ 1,396
  Accrued rent................................................     186      109
  Professional fees...........................................     176      207
  Customer deposits...........................................      --      175
  Other.......................................................     295      119
                                                               -------  -------
                                                               $ 1,908  $ 2,006
                                                               =======  =======

NOTE 4--NOTES PAYABLE:

  The Company financed its acquisition of certain equipment with secured notes payable bearing interest ranging from 9% to 13% per annum and payable in equal monthly installments of principal and interest. At December 31, 1996, future maturities of notes payable are as follows:

        1997............................................................ $ 3,515
        1998............................................................   3,728
        1999............................................................   2,940
        2000............................................................   2,379
        2001............................................................   1,003
                                                                         -------
                                                                          13,565
        Less: current portion...........................................   3,518
                                                                         -------
                                                                         $10,047
                                                                         =======

  The net book value of the equipment pledged under these notes amounted to $15,351 at December 31, 1996.

NOTE 5--INCOME TAXES:

  The components of income (loss) before income taxes and extraordinary item were as follows:

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                           -------------------
                                                           1994  1995   1996
                                                           ---- ------ -------
        U.S............................................... $368 $1,872 $(2,597)
        Foreign...........................................  441  2,987   1,736
                                                           ---- ------ -------
        Income before taxes and extraordinary item........ $809 $4,859 $ (861)
                                                           ==== ====== =======

  The components of the provision (benefit) for income taxes were as follows:

                                                         YEAR ENDED DECEMBER
                                                                 31,
                                                         ---------------------
                                                         1994   1995    1996
                                                         ----  ------  -------
        Current:
         U.S............................................ $115  $1,367  $(1,060)
         Foreign........................................  115     175      174
         State..........................................   30     317        9
                                                         ----  ------  -------
                                                          260   1,859     (877)
                                                         ----  ------  -------
        Deferred:
         U.S............................................  (43)   (644)     644
         State..........................................  (15)     --       --
                                                         ----  ------  -------
                                                          (58)   (644)     644
                                                         ----  ------  -------
         Provision (benefit) for income taxes........... $202  $1,215  $  (233)
                                                         ====  ======  =======

  The components of deferred taxes are as follows:

                                                                DECEMBER 31,
                                                                --------------
                                                                1995    1996
                                                                -----  -------
      Property and equipment................................... $(501) $(1,635)
                                                                -----  -------
       Gross deferred tax liabilities..........................  (501)  (1,635)
                                                                -----  -------
      Reserves and other non-deductible expenses...............   829      979
      Net operating loss carryforwards.........................    --      471
      Research and development credit carryforwards............    --      356
      Deferred distributor income..............................   400      145
      Other....................................................    73       33
                                                                -----  -------
       Gross deferral tax assets............................... 1,302    1,984
                                                                -----  -------
      Deferred tax asset valuation allowance...................  (157)    (349)
                                                                -----  -------
                                                                 $644  $    --
                                                                =====  =======

  Due to the uncertainty of the realization of the net deferred tax assets, the Company has provided a valuation allowance on these assets at December 31, 1996.

  The provision (benefit) for income taxes differs from the amount computed by applying the U.S. statutory federal rate to income before extraordinary item as a result of the following:

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                           -------------------
                                                           1994   1995   1996
                                                           ----  ------  -----
      Tax at statutory rate............................... $283  $1,701  $(351)
      Differential in rates on earnings of foreign
       operations.........................................   (4)   (212)   (36)
      State taxes.........................................   10     124     --
      Use of federal NOL..................................  (90)    (20)    --
      Change in valuation allowance.......................   --    (299)   192
      Research and development credits....................   --    (239)   (55)
      Other...............................................    3     160    (33)
                                                           ----  ------  -----
                                                           $202  $1,215  $(233)
                                                           ====  ======  =====

NOTE 6--PREFERRED STOCK:

  The Company has authorized 5,000,000 shares of undesignated Preferred Stock. The Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued shares of undesignated Preferred Stock and to fix the number of shares constituting any series in the designations of such series, without any further vote or action by the stockholders. The Board of Directors, without stockholder approval, can issue Preferred Stock with voting and conversion rights which could adversely affect the voting power of the holders of Common Stock. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company. The Company has no present plan to issue Preferred Stock.

NOTE 7--COMMON STOCK:

  Common Stock

  Prior to its IPO, all of the Company's Common Stock was issued to certain directors, officers and employees of the Company. At December 31, 1995 and 1996, proceeds from the sale of Common Stock was received in the form of stockholder notes receivable totaling $46 and $11, respectively. The notes bear simple interest at rates ranging from 5.07% to 7.05% per annum and a portion of the amount due under such notes provides for full recourse against the purchaser and the full amount of each note is secured by the underlying shares of Common Stock. All principal and accrued interest on the notes is payable on December 20, 1998.

  Such Common Stock was issued pursuant to Restricted Stock Purchase Agreements which provides that, in the event such stockholder ceases to be an employee of the Company, the Company has the right to repurchase all or any portion of shares held by the employee (subject to adjustment as described below) at the original purchase price per share. In the event the Company elects not to exercise its repurchase option, the stockholder shall have the right to cause the Company to purchase up to all of the shares (subject to adjustment as described below) at a purchase price equal to the lesser of (i) the original purchase price or (ii) the fair value of the shares.

  The number of shares subject to the Company's purchase option and related stockholder put rights described above was 993,126 and 672,500 at December 31, 1995 and 1996, respectively. This amount will be reduced by approximately 56,000 shares per month until no shares are subject to the repurchase option.

  Common Stock Option Agreement

  In December 1993, the Company granted to certain entities affiliated with U.S. Venture Partners (collectively USVP) options to purchase an aggregate of 237,500 shares of the Company's Common Stock. The purchase price for the option shares is $0.10 per share. During January 1997, USVP elected to exercise its options to purchase all 237,500 shares. As provided in the option agreement, USVP received a reduced number of shares in exchange for the aggregate exercise price due, resulting in the issuance by the Company of 233,182 shares to USVP.

  Employee Stock Option Plan

  In February 1994, the Company adopted its 1994 Stock Option Plan (the "Option Plan") which provides for the granting of incentive stock options and nonstatutory stock options to officers, employees and consultants of the Company. Incentive stock options are granted at an amount not less than 100% of the fair market value of the stock on the grant date. During 1995, the Board of Directors and shareholders approved an increase to the number of shares that may be issued under the option plan from 1,650,000 shares to 2,050,000 shares. During 1996, the Board of Directors and shareholders approved an increase to the number of shares that may be issued under the plan from 2,050,000 shares to 2,800,000 shares. At December 31, 1995, options to purchase 56,166 shares had been granted subject to such approval and are included in the table below. In January 1996, the Board of Directors approved an option exchange program whereby certain employees were able to exchange their existing options to purchase an aggregate of 418,500 shares of Common Stock at exercise prices ranging from $6.00 to $8.75 for new options to purchase an aggregate of 418,500 shares at $4.87 per share. Generally all employees exchanged their existing options for new options. Options generally vest over a four year period. Option terms may not exceed ten years from the date of grant and unexercised options expire upon termination of employment. At December 31, 1996, 569,910 options were exercisable. The weighted average fair value of options granted during 1995 and 1996 was $2.43 and $2.08, respectively.

  The Option Plan activity is summarized as follows:

                                              SHARES     OPTIONS OUTSTANDING
                                            AVAILABLE   -----------------------
                                            FOR GRANT    SHARES     PER SHARE
                                            ----------  ---------  ------------
      Balance at January 1, 1994...........    712,500             $       0.10
      Increase in authorized shares........    937,500
      Options granted...................... (1,122,400) 1,122,400  $0.10--$0.25
      Options canceled.....................     60,000    (60,000) $       0.10
                                            ----------  ---------
      Balance at December 31, 1994.........    587,600  1,062,400  $0.10--$0.25
      Increase in authorized shares........    400,000
      Options granted...................... (1,182,350) 1,182,350  $0.30--$8.75
      Options exercised....................         --    (43,515) $0.10--$0.25
      Options canceled.....................    138,584   (138,584) $0.10--$8.75
                                            ----------  ---------
      Balance at December 31, 1995.........    (56,166) 2,062,651  $0.10--$8.75
      Increase in authorized shares........    750,000
      Options granted...................... (1,048,500) 1,048,500  $3.88--$4.94
      Options exercised....................         --   (242,202) $0.10--$3.25
      Options canceled.....................    732,899   (732,899) $0.10--$8.75
                                            ----------  ---------
      Balance at December 31, 1996.........    378,233  2,136,050  $0.10--$4.94
                                            ==========  =========

  In 1994 and 1995, the Company granted 800,850 options to employees which resulted in compensation expense of approximately $0.5 million to be recorded in the consolidated results of operations over the four-year vesting periods of the options.

  1996 Director Stock Option Plan

  During 1996, the Company adopted and approved the Company's 1996 Director Stock Option Plan (the "Director Plan") with 100,000 shares of Common Stock reserved for issuance thereunder. Under the Director Plan, each non-employee director who joins the Board will automatically be granted a non-statutory option to purchase 12,000 shares of Common Stock on the date upon which such person first becomes a director. In addition, each non-employee director will automatically receive a non-statutory option to purchase 3,000 shares of Common Stock upon such director's annual re-election to the Board, provided the director has been a member of the Board for at least six (6) months upon the date of reelection. The exercise price of each option granted under the Director Plan must be equal to the fair market value of the Common Stock on the date of the grant. The 12,000 share grant vests at the rate of twenty-five percent (25%) of the option shares upon the first anniversary of the date of grant and as to twenty-five (25%) of the shares each year thereafter and the 3,000 share grant vests monthly over a twelve (12) month period. Options granted under the Director Plan have a term of ten (10) years unless terminated sooner, whether upon termination of the optionee's status as a director or otherwise pursuant to the Director Plan. At December 1996, 9,000 options have been granted under the Director Plan. The weighted average fair value of the options granted during 1996 was $4.83 per share. The Board believes that the Director Plan is necessary to attract and retain highly qualified individuals to serve as non-employee members of the Board of Directors.

  Information relating to stock options outstanding under the Option Plan and Director Plan at December 31, 1996 is as follows:

                                               OPTIONS OUTSTANDING
                                   -------------------------------------------
                                                   WEIGHTED
                                                   AVERAGE         WEIGHTED
                                     NUMBER       REMAINING        AVERAGE
                                   OUTSTANDING CONTRACTUAL LIFE EXERCISE PRICE
                                   ----------- ---------------- --------------
        Range of exercise prices:
         $0.10--$0.30                 600,062     7.4 years         $0.17
         $1.50                        339,725     8.3 years         $1.50
         $3.25--$3.88                 447,763     9.1 years         $3.56
         $4.14--$4.94                 738,000     9.2 years         $4.66
         $6.37--$8.75                  19,500     9.1 years         $7.09
                                    ---------
                                   2,145,050
                                    =========
                                                     OPTIONS EXERCISABLE
                                               -------------------------------
                                                                   WEIGHTED
                                                    NUMBER         AVERAGE
                                                 EXERCISABLE    EXERCISE PRICE
                                               ---------------- --------------
        Range of exercise prices:
         $0.10--$0.30                               356,189         $0.15
         $1.50                                      133,884         $1.50
         $3.25--$3.88                                81,337         $3.25
         $4.14--$4.94                                    --            --
         $7.75--$8.75                                 2,666         $7.80
                                                  ---------
                                                    574,076
                                                  =========

  The fair value of each option is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during 1995 and 1996: annual dividend yield of 0.0% for both periods; risk-free annual interest rates of 6.05% to 7.36% for options granted during the year ended December 31, 1995 and 5.38% to 6.51% for options granted during the year ended December 31, 1996; a weighted average expected option term of five years for both periods; and an expected volatility factor of 60% for both years.

  1995 Employee Stock Purchase Plan

  In May 1995, the Company adopted its 1995 Employee Stock Purchase Plan ("Purchase Plan"). Under the Purchase Plan, an eligible employee may purchase shares of Common Stock from the Company through payroll deductions of up to 10% of their base compensation plus commissions, at a price per share equal to 85% of the fair market value as of the first day or the last day, whichever is lower, of each six-month offering period under the Purchase Plan. The offering periods commence on July and January. The Company has reserved 200,000 shares of Common Stock for issuance under the Purchase Plan. During 1996, the Purchase Plan was amended to increase the shares reserved for issuance by 200,000 shares, bringing the total number of shares issuable under the Purchase Plan to 400,000. At December 31, 1996, 114,986 shares of Common Stock had been issued under the Purchase Plan, and 285,014 shares remained available for future issuance under the Purchase Plan.

  The fair value of each stock award is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during 1995 and 1996: annual dividend yield of 0.0% for both periods; risk-free annual interest rates of 6.31% to 5.66% for stock awards granted during the year ended December 31, 1995 and 5.18% to 5.46% for stock awards granted during the year ended December 31, 1996; a weighted average expected stock award term of six months for both periods; and an expected volatility factor of 60% for both years.

FAIR VALUE DISCLOSURES

  Had compensation cost for the Company's stock option and stock purchase plans been determined based on the fair value of the options at the grant dates using the Black-Scholes model as provided by FAS 123, the Company's net income (loss) and net income (loss) per share for the years ended December 31, 1995 and 1996 would have been as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                                --------------
                                                                 1995   1996
                                                                ------ -------
        Net income (loss):
          As reported.......................................... $3,644 $  (628)
          Pro forma............................................ $3,536 $(1,346)
        Net income (loss) per share:
          As reported                                           $ 0.23 $ (0.04)
          Pro forma............................................ $ 0.22 $ (0.09)

  The pro forma amounts reflect compensation expenses related to 1995 and 1996 employee and director option grants and employee stock purchase plan awards only. In future years, the annual compensation expense will increase due to the expense associated with future grants.

NOTE 8--COMMITMENTS AND CONTINGENCIES:

  The Company occupies its present principal facilities under non-cancelable operating leases expiring August 1996 through December 1998. One of these lease agreements also provides the Company an option to extend the lease term through December 2003 at 95% of the then prevailing fair rental value of the premises for the renewal period. In addition, the Company is required to pay taxes, insurance and maintenance expenses.

  Future minimum lease payments under non-cancelable leases at December 31, 1996 are as follows:

        YEAR ENDING DECEMBER 31
        -----------------------
         1997............................................................ $  656
         1998............................................................    399
                                                                          ------
        Minimum lease payments..........................................  $1,055
                                                                          ======

  Rent expense for the years ended December 31, 1994, 1995 and 1996 was $537, $568 and $745, respectively.

NOTE 9--GEOGRAPHIC INFORMATION:

  The Company operates in one industry segment. The following is a summary of the Company's operations:

                                                      YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                       1994     1995    1996
                                                     -------- -------- -------
      Sales to third-party customers in:
      United States................................. $  9,896 $ 16,233 $14,088
       Asia.........................................    7,508   12,775  14,122
       Europe.......................................    7,050    9,996   9,552
                                                     -------- -------- -------
                                                     $ 24,454 $ 39,004 $37,762
                                                     ======== ======== =======
      Intercompany sales transactions eliminated in
       consolidation................................ $ 19,158 $ 27,047 $33,404
                                                     ======== ======== =======
      Operating income:
       United States................................ $    344 $  1,573 $(2,785)
       Asia.........................................      441    2,636   1,507
       Europe.......................................       --      351     255
                                                     -------- -------- -------
                                                     $    785 $  4,560 $(1,023)
                                                     ======== ======== =======
                                                                DECEMBER 31,
                                                                    1995
                                                              ----------------
                                                                1995    1996
                                                              -------- -------
      Identifiable assets:
       United States.........................................  $39,153 $46,334
       Asia..................................................   10,590  11,498
       Europe................................................       62     180
                                                              -------- -------
                                                              $ 49,805 $58,012
                                                              ======== =======

NOTE 10--EXTRAORDINARY ITEM

  During 1994, the Company paid $1,275 in full satisfaction of a $1,500 note payable to Teledyne. The difference between the carrying value of the note payable and the amount paid in full satisfaction of the related obligation has been recorded as an extraordinary gain in the accompanying statement of operations.

NOTE 11--SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                         YEAR ENDED DECEMBER
                                                                 31,
                                                         ----------------------
                                                         1994    1995     1996
                                                         ----  --------  ------
      Cash paid during the year for:
       Interest.........................................  $18   $   326  $  752
       Income taxes.....................................   --       211   1,828
      Non-Cash financing activities
       Mandatorily redeemable convertible preferred
        stock converted to Common Stock.................  $--   $13,479   $--

NOTE 12--FOUNDRY AGREEMENT

  In November 1995, the Company entered into a foundry agreement with IC WORKS, Inc. ("IC WORKS") whereby the Company will obtain sub micron manufacturing capacity. The agreement required TelCom to invest $10 million in capital equipment and to purchase up to a maximum of $3 million of preferred stock of IC WORKS. During 1996, the Company fulfilled these obligations to invest in IC WORKS. The Company currently expects to begin utilizing this capacity during 1997, when amortization of the $10 million of equipment will commence. Additionally, two of the Company's directors serve as directors of IC WORKS.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

  Certain information required by Part III is omitted from this Report on Form 10-KSB in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 1, 1997, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  (a) Executive Officers -- See the section entitled "Executive Officers" in
      Part I, Item 1 hereof.

  (b) Directors -- The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

  The disclosure required by Item 405 of Regulation S-B is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 10. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated by reference to the sections entitled "Compensation of Executive Officers" and "Compensation of Directors" in the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated by reference to the sections entitled "Principal Share Ownership" and "Security Ownership of Management" in the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated by reference to the section entitled "Certain Transactions" in the Proxy Statement.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

13(A) Exhibits

 EXHIBIT
  NUMBER                      DESCRIPTION OF DOCUMENT
 -------  ---------------------------------------------------------------
  3.1+    Restated Certificate of Incorporation of Registrant.
  3.2+    Bylaws of Registrant.
  3.3+    Certificate of Ownership and Merger merging TelCom
          Semiconductor, Inc., a California corporation, with and into
          TelCom Semiconductor, Inc., a Delaware corporation.
          Form of Indemnification Agreement for Executive Officers and
 10.1+    Directors.
 10.2+*   1994 Stock Option Plan and form of Stock Option Agreement.
          Employee Stock Purchase Plan and form of Subscription
 10.3+*   Agreement.
 10.4+    Investor Rights Agreement dated as of December 20, 1993 by and among the Registrant and certain investors, including
          amendments thereto.
 10.5+    Lease Agreement dated December 20, 1993 related to premises located at 1300 Terra Bella Avenue, Mountain View, California.
 10.6+    Tenancy Agreements dated September 16, 1992 related to a
          portion of the premises located at the Jing Wah Building No. 10
          Sam Chuk Street, Hong Kong.
 10.7+    Loan and Security Agreement dated November 17, 1994 between the
          Registrant and PhoenixCor Corporation.
 10.8+    Authorized Distributor Agreement between Future Electronics,
          Inc. and the Registrant.
 10.9+    1995 Distributor/Sales Representative Warrant Plan.
 10.10+   First Amendment to Lease dated as of July 10, 1995.
 10.11++  Operating Agreement between the Registrant and IC Works, Inc.
          dated as of November 2, 1995.
 10.12++  Wafer Production Agreement between the Registrant and IC Works,
          Inc. dated as of November 2, 1995.
 10.13+++ Amendment to Lease Agreement dated December 20, 1993 related to premises located at 1300 Terra Bella Avenue, Mountain View,
          California.
 11.1     Statement re Computation of Per Share Earnings.
 21.1+    List of subsidiaries.
 23.1     Consent of Price Waterhouse LLP. Independent Accountants.
 27.1     Financial Data Schedule.

--------
+ Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (file no. 33-93840-LA), as amended, filed on June 22, 1995.

++ Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the period ended September 30, 1995.

+++ Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the period ended December 31, 1995.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

13(B) Reports on Form 8-K.

  None.

                                  SIGNATURES

  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on March 24, 1997.

                                          TELCOM SEMICONDUCTOR, INC.


                                          By       /s/ Phillip M. Drayer
                                            ----------------------------------
                                             Phillip M. Drayer Chief Executive
                                                   Officer and President

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Phillip M. Drayer and R. Michael O'Malley, and each of them acting individually, as his attorney-in-fact, each with full power of substitution for him in any and all capacities, to sign any and all amendments to this report on Form 10-KSB, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our attorney to any and all amendments to said Report.

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURE                               TITLE                       DATE
---------------------------------  --------------------------------------- --------------
      /s/ Phillip M. Drayer        Chief Executive Officer and President       March 24, 1997
---------------------------------  (Principal Executive Officer) and
        Phillip M. Drayer          Director


     /s/ R. Michael O'Malley       Vice President, Chief Operating Officer     March 24, 1997
---------------------------------  and Chief Financial Officer (Principal
       R. Michael O'Malley         Financial Officer)

       /s/ Kenneth J. Rose         Chief Accounting Officer and Corporate      March 24, 1997
---------------------------------  Controller (Principal Accounting
         Kenneth J. Rose           Officer)


       /s/ Irwin Federman          Director                                    March 24, 1997
---------------------------------
         Irwin Federman

      /s/ Robert J. Loarie         Director                                    March 24, 1997
---------------------------------
        Robert J. Loarie

       /s/ T. Peter Thomas         Director                                    March 24, 1997
---------------------------------
         T. Peter Thomas

                           TELCOM SEMICONDUCTOR, INC.

                               INDEX TO EXHIBITS

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                   DESCRIPTION OF DOCUMENT                      PAGE
 -------  ------------------------------------------------------   ------------
  3.1+    Restated Certificate of Incorporation of Registrant.
  3.2+    Bylaws of Registrant.
  3.3+    Certificate of Ownership and Merger merging TelCom
          Semiconductor, Inc., a California corporation, with
          and into TelCom Semiconductor, Inc., a Delaware corpo-
          ration.
 10.1+    Form of Indemnification Agreement for Executive Offi-
          cers and Directors.
 10.2+*   1994 Stock Option Plan and form of Stock Option Agree-
          ment.
 10.3+*   Employee Stock Purchase Plan and form of Subscription
          Agreement.
 10.4+    Investor Rights Agreement dated as of December 20,
          1993 by and among the Registrant and certain invest-
          ors, including amendments thereto.
 10.5+    Lease Agreement dated December 20, 1993 related to
          premises located at 1300 Terra Bella Avenue, Mountain
          View, California.
 10.6+    Tenancy Agreements dated September 16, 1992 related to
          a portion of the premises located at the Jing Wah
          Building No. 10 Sam Chuk Street, Hong Kong.
 10.7+    Loan and Security Agreement dated November 17, 1994
          between the Registrant and PhoenixCor Corporation.
 10.8+    Authorized Distributor Agreement between Future Elec-
          tronics, Inc. and the Registrant.
 10.9+    1995 Distributor/Sales Representative Warrant Plan.
 10.10+   First Amendment to Lease dated as of July 10, 1995.
 10.11++  Operating Agreement between the Registrant and IC
          Works, Inc. dated as of November 2, 1995.
 10.12++  Wafer Production Agreement between the Registrant and
          IC Works, Inc. dated as of November 2, 1995.
 10.13+++ Amendment to Lease Agreement dated December 20, 1993 related to premises located at 1300 Terra Bella Ave-
          nue, Mountain View, California.
 11.1     Statement re Computation of Per Share Earnings.              44
 21.1+    List of subsidiaries.
 23.1     Consent of Price Waterhouse LLP. Independent Accoun-         45
          tants.
 27.1     Financial Data Schedule.                                     46

--------
+ Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (file no. 33-93840-LA), as amended, filed on June 22, 1995.

++ Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the period ended September 30, 1995.

+++ Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the period ended December 31, 1995.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.