Form 10-Q
period 1997-03-31
TELCOM SEMICONDUCTOR INC
filed 1997-05-07
CIK 917415

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10 - Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from......................to..........................

COMMISSION FILE NUMBER: 0-26312


                           TELCOM SEMICONDUCTOR, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                            94-3186995
(State or other jurisdiction of                         (I. R. S. Employer
 incorporation or organization)                        Identification No.)


                  1300 TERRA BELLA, MT. VIEW, CALIFORNIA 94039

                    (address of principal executive offices)
                                   (Zip Code)

                        TELEPHONE NUMBER (415) 968-9241
              (Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                         Yes    X        No
                               ---           ---

The number of shares outstanding of the registrant's Common Stock as of May 6, 1997 was 15,942,323.

===============================================================================

                           TELCOM SEMICONDUCTOR, INC.



                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997


                                     INDEX


                                                                                     PAGE
                                                                                      NO.
Part I. Financial Information

                 Item 1. Financial Statements

                         Condensed Consolidated Statements of Operations                 3

                         Condensed Consolidated Balance Sheets                           4

                         Condensed Consolidated Statements of Cash Flows                 5

                         Notes To Condensed Consolidated Financial Statements          6-7

                 Item 2. Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                        8-14

Part II. Other Information

                 Item 6. Exhibits and Reports on Form 8-K                               15

Signatures                                                                              16

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements


                           TELCOM SEMICONDUCTOR, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                    Three Months Ended
                                                  ------------------------
                                                   Mar. 31,       Mar. 31,
                                                    1997            1996
                                                  ---------       --------
 Net sales                                        $ 11,123       $ 9,167

 Cost of sales                                       6,705         5,608
                                                   -------       --------

 Gross profit                                        4,418         3,559
                                                   -------       --------

 Operating expenses:
     Research and development                        1,182         1,251
     Selling, general and administrative             2,061         1,911
     Impairment loss on foundry investment           8,000          --
                                                   -------       --------

           Total operating expenses                 11,243         3,162
                                                   -------       --------

 Income (loss) from operations                      (6,825)          397
 Interest income (expense), net                       (174)          112
                                                   -------       --------

 Income (loss) before income taxes                  (6,999)          509

 Provision for income taxes                            271           138
                                                   -------       --------

 Net income (loss)                                 $(7,270)      $   371
                                                   =======       ========

 Net income (loss) per share                       $ (0.45)      $  0.02
                                                   =======       ========

 Number of shares used to compute per share data    16,023        16,882
                                                   =======       ========


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TELCOM SEMICONDUCTOR, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                              Mar. 31,                   Dec. 31,
                                                                1997                       1996
                                                         -------------------         -----------------
ASSETS

Current assets:
    Cash and cash equivalents                            $           14,712          $         12,761
    Marketable securities                                             5,214                     5,202
    Accounts receivable                                               5,051                     5,288
    Inventory                                                         6,831                     6,490
    Deferred income taxes                                             1,635                     1,635
    Income tax receivable                                                 -                     1,430
    Other current assets                                                311                       358
                                                         -------------------         -----------------
        Total current assets                                         33,754                    33,164

Property and equipment, net                                          16,730                    21,848
Other assets                                                              -                     3,000
                                                         -------------------         -----------------

                                                         $           50,484          $         58,012
                                                         ===================         =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of notes payable                     $            3,554          $          3,518
    Accounts payable                                                  2,803                     2,042
    Accrued liabilities                                               1,638                     2,006
    Deferred distributor income                                       1,165                     1,077
    Income taxes payable                                                656                       761
                                                         -------------------         -----------------
        Total current liabilities                                     9,816                     9,404

Notes payable                                                         9,158                    10,047
Deferred income taxes                                                 1,635                     1,635
                                                         -------------------         -----------------

        Total liabilities                                            20,609                    21,086
                                                         -------------------         -----------------

Stockholders' equity:
    Common stock                                                         16                        16
    Additional paid-in capital                                       33,418                    33,199
    Notes receivable from stockholders                                  (11)                      (11)
    Retained earnings                                                (3,548)                    3,722
                                                         -------------------         -----------------
        Total stockholders' equity                                   29,875                    36,926
                                                         -------------------         -----------------

                                                         $           50,484          $         58,012
                                                         ===================         =================

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TELCOM SEMICONDUCTOR, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                           Three Months Ended
                                                               --------------------------------------------
                                                                    Mar. 31,                Mar. 31,
                                                                      1997                    1996
                                                               --------------------    --------------------

Cash flows from operating activities:
Net income (loss)                                              $            (7,270)   $                371

Adjustments to reconcile  net income  (loss) to net cash
  provided by (used for)operating activities:
      Impairment loss on foundry investment                                  8,000                       -
      Depreciation and amortization                                            928                     758
      Changes in assets and liabilities:
           Accounts receivable                                                 237                     533
           Inventory                                                          (341)                 (1,513)
           Income tax receivable                                             1,430                       -
           Other current assets                                                 47                    (180)
           Accounts payable                                                    761                     381
           Accrued liabilities                                                (368)                   (222)
           Deferred distributor income                                          88                     (80)
           Income taxes payable                                               (105)                 (1,165)
                                                               --------------------    --------------------
Net cash provided by (used for) operating activities                         3,407                  (1,117)
                                                               --------------------    --------------------

Cash flows from investing activities:
      Purchases of property and equipment                                     (810)                 (1,479)
      Investment in IC WORKS, Inc.                                               -                  (3,000)
      Purchases of marketable securities, net                                  (12)                 (2,702)
                                                               --------------------    --------------------
Net cash (used for) investing activities                                      (822)                 (7,181)
                                                               --------------------    --------------------

Cash flow from financing activities:
      Proceeds from sale of common stock                                       219                       9
      Notes receivable from stockholders                                         -                      17
      Borrowings on notes payable                                                -                     756
      Payments on notes payable                                               (853)                   (405)
                                                               --------------------    --------------------
Net cash provided by (used for) financing activities                          (634)                    377
                                                               --------------------    --------------------

Net increase (decrease) in cash and cash equivalents                         1,951                  (7,921)
Cash and cash equivalents at the beginning of period                        12,761                  15,849
                                                               --------------------    --------------------

Cash and equivalents at the end of period                      $            14,712     $             7,928
                                                               ====================    ====================



     The accompanying notes are an integral part of these condensed consolidated financial statements.

                          TELCOM SEMICONDUCTOR, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)
                                  (Unaudited)

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

    In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the December 31, 1996 financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein.

    This report on Form 10-Q for the period ended March 31, 1997 should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.


    2.  Net Income (Loss) per Share

    Net income (loss) per share is computed using the weighted average number of shares of common stock and, when dilutive, common equivalent shares from stock options and warrants using the treasury stock method.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings per Share". FAS 128 requires the disclosure of basic and diluted earnings per share data and is effective for fiscal years ending after December 15, 1997. The adoption of FAS 128 would have had no effect on earnings per share data for the three months ended March 31, 1997 and 1996.

         3. Balance Sheet Details:

                                                              Mar. 31,                      Dec. 31,
                                                                1997                          1996
                                                        ----------------------         --------------------
Inventory:
                 Raw material                           $               1,083          $             1,174
                 Work in process                                        3,265                        2,233
                 Finished goods                                         2,483                        3,083
                                                        ----------------------         --------------------

                                                        $               6,831          $             6,490
                                                        ======================         ====================

Property and equipment:
                 Equipment                              $              14,362          $            13,222
                 Leasehold improvements                                 2,320                        2,228
                                                        ----------------------         --------------------
                                                                       16,682                       15,450
                 Accumulated depreciation                              (6,626)                      (5,698)
                                                        ----------------------         --------------------
                                                                       10,056                        9,752
                 Equipment for I.C. WORKS, Inc.                         5,363                       10,363
                 Construction in progress                               1,311                        1,733
                                                        ----------------------         --------------------
                                                        $              16,730         $             21,848
                                                        ======================         ====================



Accrued  liabilities:
                 Payroll and related                    $               1,319           $            1,396
                 Accrued  rent                                             91                          109
                 Professional  fees                                       193                          207
                 Customer deposits and other                               35                          294
                                                        ----------------------          -------------------
                                                        $               1,638           $            2,006
                                                        ======================          ===================


         4. Impairment Loss on Foundry Investment

         In November 1995, the Company entered into certain agreements with IC WORKS, Inc., a privately-held company located in San Jose, California. Pursuant to these agreements, in 1996, the Company purchased $3.0 million of preferred stock of IC WORKS and provided $10.4 million in capital equipment. In return for this investment, TelCom received a guarantee of submicron wafer capacity at specified prices for a period of five years, projected to start in 1997. The shortage of wafer capacity projected in late 1995 has diminished and since late 1995, substantial foundry capacity has been available worldwide while overall demand has not increased proportionately. Consequently, wafer pricing has decreased dramatically, which has changed the economic viability of the foundry business in which the Company invested. As a result, the Company recorded an impairment loss of $8.0 million on its foundry investment during the three months ended March 31, 1997. The remaining balance of the foundry investment of $5.4 million represents management's estimate of the fair market value of the investment based on appraiser estimates and prices for similar assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk related factors set forth herein.

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

    The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect net sales, gross margins and operating income. These factors include the volume and timing of orders received, changes in the mix of proprietary and second source products sold, market acceptance of the Company's and its customers' products, competitive pricing pressures, the Company's ability to introduce new products on a timely basis, the timing and extent of research and development expenses, fluctuations in manufacturing yields, cyclical semiconductor industry conditions, the Company's access to advanced process technologies and the timing and extent of process development costs. Historically in the semiconductor industry, average selling prices of products have decreased over time. If the Company is unable to introduce new products with higher margins, maintain its product mix between proprietary and second source products or reduce manufacturing costs to offset decreases in the prices of its existing products, the Company's operating results will be adversely affected. The Company's business is characterized by short term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without penalty to the customer. Since most of the Company's backlog is cancelable without penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, because of the high fixed costs in the semiconductor industry, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls. As a result of the forgoing or other factors, the Company may experience material adverse fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.

    In November 1995, the Company entered into certain agreements with IC WORKS, Inc., a privately-held company located in San Jose, California. Pursuant to these agreements, in 1996, the Company purchased $3.0 million of preferred stock of IC WORKS and provided $10.4 million in capital equipment. In return for this investment, TelCom received a guarantee of submicron wafer capacity at specified prices for a period of five years, projected to start in 1997. The shortage of wafer capacity projected in late 1995 has diminished and since late 1995, substantial foundry capacity has been available worldwide while overall demand has not increased proportionately. Consequently, wafer pricing has decreased dramatically, which has changed the economic viability of the foundry business in which the Company invested. As a result, the Company recorded an impairment loss of $8.0 million on its foundry investment during the three months ended March 31, 1997. The remaining balance of the foundry investment of $5.4 million represents management's estimate of the fair market value of the investment based on appraiser estimates and prices for similar assets. There can be no assurance that additional losses will not be incurred with respect to this impairment in the future.

Results of Operations

Net Sales
---------

    Net sales for the three month period ended March 31, 1997 increased $2.0 million or 21.3% from the corresponding period in the prior fiscal year. The increase in sales was primarily due to higher sales volume in the Company's power management product line. International sales for the three month period ended March 31, 1997 were 61% of total sales compared to 55% of total sales for the same period in the prior year. Sales in the European market increased in the three month period ended March 31, 1997 by $2.4 million, or 59%, compared to the three month period ended March 31, 1996, primarily due to higher sales of power management products. For the three month period ended March 31, 1997, two OEM customers, Motorola and Compaq Computer, accounted for approximately 29% and 6%, respectively, of net sales compared to 8% and 9%, respectively, of net sales for the same period in the prior year. Future Electronics, one of the Company's distributors, accounted for 12% of the Company's net sales during the three month period ended March 31,1997 compared to 14% of net sales for the same period in the prior year.

Gross  Margin
-------------

    Gross margin as a percentage of sales for the three month period ended March 31, 1997 increased to 39.7% from 38.8% in the corresponding period in the prior fiscal year. The increase in gross margin was caused by increased production volume in the Company's wafer fabrication facility due to higher demand, increased efficiency in wafer fabrication and higher gross margins on sales of power management products. The Company's ability to increase gross margins will depend on the successful introduction of its new proprietary products and increasing manufacturing output at the Company's wafer fabrication facility to spread the fixed costs over an increasing number of units, thereby reducing the fixed costs per unit.

Research and Development Expenses
---------------------------------

    Research and development expenses for the three month period ended March 31, 1997 decreased to $1.2 million, or 10.6% of sales, compared to $1.3 million, or 13.6% of sales, for the corresponding period in the prior year. This decrease was primarily due to lower wafer costs associated with new product development, partially offset by increased staffing of design engineers and layout technicians. The Company expects research and development expenses generally to increase in absolute dollars in future periods although such expenses may fluctuate as a percentage of net sales.

Selling, General and Administrative Expenses
--------------------------------------------

    Selling, general and administrative expenses for the three month period ended March 31, 1997 increased to $2.1 million compared to $1.9 million for the corresponding period in the prior year. This increase was primarily due to higher outside sales commissions as a result of higher sales. Such expenses as a percent of sales decreased in the three month period ended March 31, 1997 to 18.5% of sales compared to 20.8%, of sales, for the corresponding period in the prior year. The Company expects selling, general and administrative expenses generally to increase in absolute dollars in future periods although such expenses may continue to fluctuate as a percentage of net sales.

Impairment Loss on Foundry Investment
-------------------------------------

    In November 1995, the Company entered into certain agreements with IC WORKS, Inc., a privately-held company located in San Jose, California. Pursuant to these agreements, in 1996, the Company purchased $3.0 million of preferred stock of IC WORKS and provided $10.4 million in capital equipment. In return for this investment, TelCom received a guarantee of submicron wafer capacity at specified prices for a period of five years, projected to start in 1997. The shortage of wafer capacity projected in late 1995 has diminished and since late 1995, substantial foundry capacity has been available worldwide while overall demand has not increased proportionately. Consequently, wafer pricing has decreased dramatically, which has changed the economic viability of the foundry business in which the Company invested. As a result, the Company recorded an impairment loss of $8.0 million on its foundry investment during the three months ended March 31, 1997. The remaining balance of the foundry investment of $5.4 million represents management's estimate of the fair market value of the investment based on appraiser estimates and prices for similar assets.

Interest Income (Expense), Net
------------------------------

    For the three month period ended March 31, 1997, net interest expense was $174,000 compared to net interest income of $112,000 for the corresponding period in the prior year. The increase in net interest expense is due to higher interest expenses associated with equipment financing.

Income Taxes.
-------------

    The effective tax rate for the three month period ended March 31,1997 was (3.9)%, resulting from a tax rate of 27%, which reflects a blended rate of United States, Hong Kong, and German tax rates, offset by the recording of a valuation allowance on the income tax benefit of the impairment loss on foundry investment. This effective rate compares to 27% for the corresponding period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES.

    As of March 31, 1997, the Company had $19.9 million of cash, cash equivalents and marketable securities. The Company generated $3.4 million of cash from operating activities during the three months ended March 31, 1997 primarily reflecting depreciation of $928,000 and a net decrease of $1.7 million in working capital. The decrease in working capital primarily reflects a decrease of income tax receivable of $1.4 million, due to collections of income tax refunds recorded in the prior year, a decrease in accounts receivable of $271,000 due to collections, and an increase in current liabilities of $393,000, offset by an increase in inventories of $341,000.

    At March 31, 1997, the Company had notes payable of $12.7 million, the proceeds of which were utilized to purchase certain equipment securing such notes. These notes bear interest ranging from 9% to 13% per annum and are payable in monthly installments of principal and interest.

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

    Manufacturing Risks.  The fabrication of integrated circuits is a highly
    -------------------
complex and precise process. Minute impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, manufacturing equipment failures, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. The majority of the Company's costs of manufacturing are relatively fixed, and, consequently, the number of shippable die per wafer for a given product is critical to the Company's results of operations. To the extent the Company does not achieve acceptable manufacturing yields or experiences product shipment delays, its financial condition or results of operations would be materially and adversely affected. The Company has from time to time in the past experienced lower than expected production yields, which have delayed product shipments and adversely affected gross margins. For example, in the quarter ended December 31, 1996, the Company experienced lower production volumes in an effort to reduce inventories, which adversely effected gross margins. As the Company continues to increase its manufacturing output, there can be no assurance that the Company will not experience a decrease in manufacturing yields. Moreover, there can be no assurance that the Company will be able to maintain acceptable manufacturing yields in the future. In order to meet anticipated future demand, the Company believes that it will need to increase its manufacturing capacity. Failure to do so could result in a loss of customers, which could materially and adversely affect the Company's financial condition or results of operations.

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

    Dependence on International Sales and Operations.  International sales for
    ------------------------------------------------
the three month period ended March 31, 1997 represented 61% of total sales compared to 55% of total sales for the same period in the prior year. The Company expects international sales to continue to represent a significant portion of product sales. International sales and operations involve various risks, including unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general political risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because a substantial majority of the Company's international sales are denominated in United States dollars, increases in the value of the dollar would increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products, the sales of which are denominated in local currencies. There can be no assurance that regulatory, political and other factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices.

    Customer and Distributor Concentration.  A limited number of  customers and
    --------------------------------------
distributors has accounted for a significant portion of the Company's net sales. For the three month period ended March 31, 1997, two OEM customers, Motorola and Compaq Computer, accounted for approximately 29% and 6%, respectively, of net sales compared to 8% and 9%, respectively, of net sales for the same period in the prior year. Future Electronics, one of the Company's distributors, accounted for 12% of the Company's net sales during the three month period ended March 31, 1997 compared to 14% of net sales for the same period in the prior year. The Company anticipates that it will continue to be dependent or may increase its dependence on a number of key customers and distributors for a significant portion of its net sales. The reduction, delay or cancellation of orders from one or more significant customers for any reason could materially and adversely affect the Company's operating results. The Company is also dependent on sales representatives and distributors for the sale of its products to many of its customers. Such distributors sell competitors' products and are not within the control of the Company. Loss of one or more of the Company's current distributors or disruption of the Company's sales and distribution channels could materially and adversely affect the Company's business and operating results.

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

    Environmental and Other Governmental Regulations.  Federal, state and local
    ------------------------------------------------
regulations impose various controls on the storage, handling, discharge and disposal of chemicals and gases used in the Company's manufacturing process and on the facility leased by the Company in Mountain View, California. The Company believes that its activities conform to present governmental regulations applicable to its operations and its current facilities including those related to environmental, land use, public utility utilization and fire code matters. Increasing public attention has, however, been focused on the environmental impact of semiconductor operations and the risk to neighbors of chemical releases from such operations. There can be no assurance that such governmental regulations will not in the future impose the need for additional capital equipment or other process requirements upon the Company or restrict the Company's ability to expand its operations. In this regard, the City of Mountain View, where the Company's wafer fabrication facility is located, adopted an ordinance which restricts the storage and use of hazardous materials within the proximity of certain sensitive uses, including hospitals, day care facilities and schools. Although the Company's operations have not been adversely affected by the ordinance, there can be no assurance that this ordinance will not materially adversely affect the Company's future operations. The adoption of this ordinance or similar measures or any failure by the Company to comply with applicable environmental and land use regulations or to restrict the discharge of hazardous substance could subject the Company to future liability or could cause its manufacturing operations to be curtailed or suspended.

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

             11.1   Statement re: Computation of Net Income (Loss) Per Share
             27.1   Financial Data Schedule

        (b) No reports on Form 8-K were filed during the fiscal quarter for which this report is filed.

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  TELCOM SEMICONDUCTOR, INC.
                                    (Registrant)



Date: May 6, 1997                 By: /s/ Phillip M. Drayer
                                      --------------------------
                                      Phillip M. Drayer
                                      President
                                      Chief Executive Officer


Date: May 6, 1997                 By: /s/ R. Michael O' Malley
                                      --------------------------
                                      R. Michael O'Malley
                                      Chief Financial Officer