Form 10-Q
period 1997-06-30
TELCOM SEMICONDUCTOR INC
filed 1997-08-05
CIK 917415

================================================================================

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                 FORM 10 - Q


(Mark One)
X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-    EXCHANGE ACT OF 1934


For the transition period from           to
                              -----------  ----------

COMMISSION FILE NUMBER: 0-26312


                         TELCOM SEMICONDUCTOR, INC.
           (Exact name of registrant as specified in its charter)


          DELAWARE                           94-3186995
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

          Yes  X         No
               -             -

The number of shares outstanding of the registrant's Common Stock as of August 1, 1997 was 16,314,553.
================================================================================

                         TELCOM SEMICONDUCTOR, INC.



                                  FORM 10-Q

                     FOR THE QUARTER ENDED JUNE 30, 1997


                                    INDEX


                                                                            PAGE
                                                                             NO.


Part I. Financial Information

          Item 1. Financial Statements

                   Condensed Consolidated Statements of Operations            3

                   Condensed Consolidated Balance Sheets                      4

                   Condensed Consolidated Statements of Cash Flows            5

                   Notes To Condensed Consolidated Financial Statements     6-7

          Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     8-15

Part II. Other Information

          Item 6. Exhibits and Reports on Form 8-K                           16


Signatures                                                                   17

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS


                          TELCOM SEMICONDUCTOR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                          Three Months Ended    Six Months Ended
                                         --------------------  ------------------
                                          June 30,   June 30,  June 30,   June 30,
                                            1997       1996      1997       1996
                                         --------   --------  --------   --------

Net sales                                  $13,733    $ 9,434   $24,856    $18,601

Cost of sales                                7,681      6,006    14,386     11,614
                                          --------   --------  --------   --------

Gross profit                                 6,052      3,428    10,470      6,987
                                          --------   --------  --------   --------

Operating expenses:
    Research and development                 1,393      1,159     2,575      2,410
    Selling, general and administrative      2,326      1,883     4,387      3,794
    Impairment loss on foundry
     investment                                  -          -     8,000          -
                                          --------   --------  --------   --------

          Total operating expenses           3,719      3,042    14,962      6,204
                                          --------   --------  --------   --------

Income (loss) from operations                2,333        386    (4,492)       783
Interest income (expense), net                 (95)       100      (269)       212
                                          --------   --------  --------   --------

Income (loss) before income taxes            2,238        486    (4,761)       995

Provision for income taxes                     604        131       875        269
                                          --------   --------  --------   --------

Net income (loss)                          $ 1,634    $   355   $(5,636)   $   726
                                          ========   ========  ========   ========

Net income (loss) per share                $  0.10    $  0.02   $ (0.35)   $  0.04
                                          ========   ========  ========   ========

Number of shares used to compute per
share data                                  16,931     16,917    16,068     16,900
                                          ========   ========  ========   ========

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TELCOM SEMICONDUCTOR, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                          June 30,   Dec. 31,
                                            1997       1996
                                        ----------  ----------
ASSETS

Current assets:
    Cash and cash equivalents              $20,732    $12,761
    Marketable securities                        -      5,202
    Accounts receivable                      6,676      5,288
    Inventory                                7,116      6,490
    Deferred income taxes                    1,635      1,635
    Income tax receivable                        -      1,430
    Other current assets                       273        358
                                          --------   --------
        Total current assets                36,432     33,164

Property and equipment, net                 17,769     21,848
Other assets                                     -      3,000
                                          --------   --------

                                           $54,201    $58,012
                                          ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of notes payable       $ 3,712    $ 3,518
    Accounts payable                         3,502      2,042
    Accrued liabilities                      2,568      2,006
    Deferred distributor income              1,224      1,077
    Income taxes payable                     1,321        761
                                          --------   --------
        Total current liabilities           12,327      9,404

Notes payable                                8,468     10,047
Deferred income taxes                        1,635      1,635
                                          --------   --------
        Total liabilities                   22,430     21,086
                                          --------   --------

Stockholders' equity:
    Common stock                                16         16
    Additional paid-in capital              33,676     33,199
    Notes receivable from stockholders          (7)       (11)
    Retained earnings (accumulated
     deficit)                               (1,914)     3,722
                                          --------   --------
        Total stockholders' equity          31,771     36,926
                                          --------   --------

                                           $54,201    $58,012
                                          ========   ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TELCOM SEMICONDUCTOR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                          Six Months Ended
                                        --------------------
                                               June 30,
                                        --------------------
                                           1997       1996
                                        ---------   --------
Cash flows from operating activities:
Net income (loss)                       $(5,636)    $   726
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used for) operating activities:
      Impairment loss on foundry
       investment                         8,000           -
      Depreciation and amortization       1,929       1,579
      Changes in assets and liabilities:
           Accounts receivable           (1,388)        803
           Inventory                       (626)     (2,097)
           Income tax receivable          1,430           -
           Other current assets              85        (198)
           Accounts payable               1,460        (240)
           Accrued liabilities              562          20
           Deferred distributor income      147        (131)
           Income taxes payable             560      (1,448)
                                        -------     -------
Net cash provided by (used for)
 operating activities                     6,523        (986)
                                        -------     -------
Cash flows from investing activities:
      Purchases of property and
       equipment                         (2,850)     (2,924)
      Investment in IC WORKS, Inc.            -      (3,000)
      Sales (purchases) of marketable
       securities, net                    5,202      (2,611)
                                        -------     -------
Net cash provided by (used for)
 investing activities                     2,352      (8,535)
                                        -------     -------

Cash flows from financing activities:
      Proceeds from sale of common stock    477         247
      Notes receivable from stockholders      4          35
      Borrowings on notes payable           283       2,317
      Payments on notes payable          (1,668)       (777)
                                        -------     -------
Net cash provided by (used for)
 financing activities                      (904)      1,822
                                        -------     -------
Net increase (decrease) in cash and cash
      equivalents                         7,971      (7,699)
Cash and cash equivalents at the
 beginning of period                     12,761      15,849
                                        -------     -------
Cash and equivalents at the end of
 period                                 $20,732     $ 8,150
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

     This report on Form 10-Q for the period ended June 30, 1997 should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 and Form 10-Q for the period ended March 31, 1997.


     2. Net Income (Loss) per Share

     Net income (loss) per share is computed using the weighted average number of shares of common stock and, when dilutive, common equivalent shares from stock options and warrants using the treasury stock method.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings per Share". FAS 128 requires the disclosure of basic and diluted earnings per share data and is effective for fiscal years ending after December 15, 1997. The adoption of FAS 128 would have had the following effect on earnings per share data for the three and six months ended June 30, 1997 and 1996:

                                 Three Months Ended             Six Months Ended
                               ----------------------        ---------------------
                                 June 30,   June 30,          June 30,    June 30,
                                   1997      1996               1997        1996
                                 --------   --------          --------    --------

Basic net income (loss) per
 share                            $0.10      $0.02             $(0.35)     $0.05
Diluted net income (loss) per
 share                            $0.10      $0.02             $(0.35)     $0.04

3. Balance Sheet Details:

                                               June 30,   Dec. 31,
                                                 1997       1996
                                               -------    -------
 Inventory:
              Raw material                     $   853    $ 1,174
              Work in process                    4,333      2,233
              Finished goods                     1,930      3,083
                                               -------    -------
                                               $ 7,116    $ 6,490
                                              ========   ========
Property and equipment:
              Equipment                        $15,239    $13,222
              Leasehold improvements             2,736      2,228
                                               -------    -------
                                                17,975     15,450
              Accumulated depreciation          (7,627)    (5,698)
                                               -------    -------
                                                10,348      9,752
              Equipment for I.C. WORKS, Inc.     5,363     10,363
              Construction in progress           2,058      1,733

                                               $17,769    $21,848
                                              ========   ========
Accrued  liabilities:
              Payroll and related              $ 2,082    $ 1,396
              Accrued  rent                         74        109
              Professional  fees                   194        207
              Customer deposits and other          218        294
                                               -------    -------
                                               $ 2,568    $ 2,006
                                              ========   ========


     4. Impairment Loss on Foundry Investment

     In November 1995, the Company entered into certain agreements with IC WORKS, Inc., a privately-held company located in San Jose, California. Pursuant to these agreements, in 1996, the Company purchased $3.0 million of preferred stock of IC WORKS and provided $10.4 million in capital equipment. In return for this investment, TelCom received a guarantee of submicron wafer capacity at specified prices for a period of five years, projected to start in 1997. The shortage of wafer capacity projected in late 1995 has diminished and since late 1995, substantial foundry capacity has been available worldwide while overall demand has not increased proportionately. Consequently, wafer pricing has decreased dramatically, which has changed the economic viability of the foundry business in which the Company invested. As a result, the Company recorded an impairment loss of $8.0 million on its foundry investment during the three months ended March 31, 1997. The remaining balance of the foundry investment at June 30, 1997 of $5.4 million represents management's estimate of the fair market value of the investment based on appraiser estimates and prices for similar assets.

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

     In November 1995, the Company entered into certain agreements with IC WORKS, Inc., a privately-held company located in San Jose, California. Pursuant to these agreements, in 1996, the Company purchased $3.0 million of preferred stock of IC WORKS and provided $10.4 million in capital equipment. In return for this investment, TelCom received a guarantee of submicron wafer capacity at specified prices for a period of five years, projected to start in 1997. The shortage of wafer capacity projected in late 1995 has diminished and since late 1995, substantial foundry capacity has been available worldwide while overall demand has not increased proportionately. Consequently, wafer pricing has decreased dramatically, which has changed the economic viability of the foundry business in which the Company invested. As a result, the Company recorded an impairment loss of $8.0 million on its foundry investment during the three months ended March 31, 1997. The remaining balance of the foundry investment at June 30, 1997 of $5.4 million represents management's estimate of the fair market value of the investment based on appraiser estimates and prices for similar assets. There can be no assurance that additional losses will not be incurred with respect to this impairment in the future.

RESULTS OF OPERATIONS

NET SALES

     Net sales for the three month and six month periods ended June 30, 1997 increased $4.3 million or 45.6% and $6.3 million or 33.6%, respectively, from the corresponding periods in the prior fiscal year. The increase in sales was primarily due to higher sales volume in the Company's power management product line. International sales for the three month and six month periods ended June 30, 1997 were 67% and 65%, respectively, of total sales compared to 62% and 60% of total sales for the same periods in the prior year. Sales in the European market increased in the three month and six month periods ended June 30, 1997 by $1.8 million, or 80% and $3.2 million, or 69%, respectively, compared to the three month and six month periods ended June 30, 1996, primarily due to higher sales of power management products. For the three month period ended June 30, 1997, two OEM customers, Motorola and Compaq Computer, accounted for approximately 29% and 6%, respectively, of net sales compared to 7% and 8%, respectively, of net sales for the same period in the prior year. In the six month period ended June 30, 1997, Motorola and Compaq Computer accounted for approximately 29% and 6%, respectively, of net sales compared to 7% and 8%, respectively, of net sales for the same period in the prior year. Future Electronics, one of the Company's distributors, accounted for 10% and 11%, respectively, of the Company's net sales during the three month and six month periods ended June 30,1997 compared to 13% of net sales for each of the same periods in the prior year.

GROSS  MARGIN

     Gross margin as a percentage of sales for the three month and six month periods ended June 30, 1997 increased to 44.1% and 42.1%, respectively, from 36.3% and 37.6%, respectively, in the corresponding periods in the prior year. The increase in gross margin was caused by increased production volume in the Company's wafer fabrication facility due to higher demand, increased efficiency in wafer fabrication and higher gross margins on sales of power management products. The Company's ability to increase gross margins will depend on the successful introduction of its new proprietary products and increasing manufacturing output at the Company's wafer fabrication facility to spread the fixed costs over an increasing number of units, thereby reducing the fixed costs per unit.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses for the three month and six month periods ended June 30, 1997 increased to $1.4 million or 10.1% of sales and $2.6 million or 10.4% of sales, respectively, compared to $1.2 million, or 12.3% of sales and $2.4 million or 13% of sales, for the corresponding periods in the prior year. This increase was primarily due to wafer costs associated with new product development, and increased staffing of design engineers and layout technicians. The Company expects research and development expenses generally to increase in absolute dollars in future periods although such expenses may fluctuate as a percentage of net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three month and six month periods ended June 30, 1997 increased to $2.3 million and $4.4 million, respectively, compared to $1.9 million and $3.8 million for the corresponding periods in the prior year. This increase was primarily due to higher outside sales commissions as a result of higher sales. Such expenses as a percent of sales decreased in the three month and six month periods ended June 30, 1997 to 16.9% and 17.6% of sales, respectively, compared to 20.0% and 20.4% of sales for the corresponding periods in the prior year. The Company expects selling, general and administrative expenses generally to increase in absolute dollars in future periods although such expenses may continue to fluctuate as a percentage of net sales.

IMPAIRMENT LOSS ON FOUNDRY INVESTMENT

     In November 1995, the Company entered into certain agreements with IC WORKS, Inc., a privately-held company located in San Jose, California. Pursuant to these agreements, in 1996, the Company purchased $3.0 million of preferred stock of IC WORKS and provided $10.4 million in capital equipment. In return for this investment, TelCom received a guarantee of submicron wafer capacity at specified prices for a period of five years, projected to start in 1997. The shortage of wafer capacity projected in late 1995 has diminished and since late 1995, substantial foundry capacity has been available worldwide while overall demand has not increased proportionately. Consequently, wafer pricing has decreased dramatically, which has changed the economic viability of the foundry business in which the Company invested. As a result, the Company recorded an impairment loss of $8.0 million on its foundry investment during the three months ended March 31, 1997. The remaining balance of the foundry investment at June 30, 1997 of $5.4 million represents management's estimate of the fair market value of the investment based on appraiser estimates and prices for similar assets.

INTEREST INCOME (EXPENSE), NET

     For the three month and six month periods ended June 30, 1997, net interest expense was $95,000 and $269,000, respectively, compared to net interest income of $100,000 and $212,000 for the corresponding periods in the prior year. The increase in net interest expense is due to higher interest expenses associated with equipment financing.

INCOME TAXES.

     The effective tax rate for the three month and six month periods ended June 30, 1997 was 27% and (18.4)%, respectively, resulting from a tax rate of 27%, which reflects a blended rate of United States, Hong Kong, and German tax rates, offset by the recording of a valuation allowance on the income tax benefit of the impairment loss on foundry investment. This effective rate compares to 27% for the corresponding periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES.

     As of June 30, 1997, the Company had $20.7 million of cash, cash equivalents and marketable securities. The Company generated $6.5 million of cash from operating activities during the six months ended June 30, 1997 primarily reflecting net income before impairment loss of $2.4 million, depreciation of $1.9 million and a net decrease of $2.2 million in working capital items. The net decrease in working capital items primarily reflects a decrease of income tax receivable of $1.4 million, due to collections of income tax refunds recorded in the prior year, an increase in accounts receivable of $1.4 million due to higher sales, and an increase in current liabilities of $2.0, offset by an increase in inventories of $626,000.

     At June 30, 1997, the Company had notes payable of $12.2 million, the proceeds of which were utilized to purchase certain equipment securing such notes. These notes bear interest ranging from 9% to 13% per annum and are payable in monthly installments of principal and interest.

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

     Dependence on International Sales and Operations. International sales for the three month and six month periods ended June 30, 1997 were 67% and 65%, respectively, of total sales compared to 62% and 60% of total sales for the same periods in the prior year. The Company expects international sales to continue to represent a significant portion of product sales. International sales and operations involve various risks, including unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general political risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because a substantial majority of the Company's international sales are denominated in United States dollars, increases in the value of the dollar would increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products, the sales of which are denominated in local currencies. There can be no assurance that regulatory, political and other factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices.

     Customer and Distributor Concentration. A limited number of customers and distributors has accounted for a significant portion of the Company's net sales. For the three month period ended June 30, 1997, two OEM customers, Motorola and Compaq Computer, accounted for approximately 29% and 6%, respectively, of net sales compared to 7% and 8%, respectively, of net sales for the same period in the prior year. In the six month period ended June 30, 1997, Motorola and Compaq Computer accounted for approximately 29% and 6%, respectively, of net sales compared to 7% and 8%, respectively, of net sales for the same period in the prior year. Future Electronics, one of the Company's distributors, accounted for 10% and 11%, respectively, of the Company's net sales during the three month and six month periods ended June 30, 1997 compared to 13% of net sales for each of the same periods in the prior year. The Company anticipates that it will continue to be dependent or may increase its dependence on a number of key customers and distributors for a significant portion of its net sales. The reduction, delay or cancellation of orders from one or more significant customers for any reason could materially and adversely affect the Company's operating results. The Company is also dependent on sales representatives and distributors for the sale of its products to many of its customers. Such distributors sell competitors' products and are not within the control of the Company. Loss of one or more of the Company's current distributors or disruption of the Company's sales and distribution channels could materially and adversely affect the Company's business and operating results.

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

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are being filed as part of this report.
          10.14 Tenancy Agreements dated July 28, 1997 related to the premises located at the Jing Wah Building No. 10 Sam Chuk Street, Hong Kong
          11.1   Statement re: Computation of Net Income (Loss) Per Share
          27.1   Financial Data Schedule


     (b) No reports on Form 8-K were filed during the fiscal quarter for which this report is filed.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       TELCOM SEMICONDUCTOR, INC.
                                       (Registrant)



Date: August 4, 1997            By:   /s/ Phillip M. Drayer
                                   -------------------------
                                      Phillip M. Drayer
                                      President
                                      Chief Executive Officer



Date: August 4, 1997            By:  /s/ R. Michael O'Malley
                                   -------------------------

                                     R. Michael O' Malley
                                     Chief Financial Officer