Form 10-Q
period 1997-09-30
TELCOM SEMICONDUCTOR INC
filed 1997-10-29
CIK 917415

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10 - Q


(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-
     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

_  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from................to..................

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

     Yes  X    No
          -        _

The number of shares outstanding of the registrant's Common Stock as of October 27, 1997 was 16,387,069.

================================================================================

                           TELCOM SEMICONDUCTOR, INC.



                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


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

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements


                           TELCOM SEMICONDUCTOR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                    Three Months Ended                       Nine Months Ended
                                           ----------------------------------      ----------------------------------
                                               Sept. 30,           Sept. 30,           Sept. 30,           Sept. 30,
                                                  1997                1996               1997                 1996
                                           ---------------      -------------      --------------       -------------
Net sales                                          $15,564            $ 8,787             $40,420             $27,388

Cost of sales                                        8,556              7,300              22,942              18,914
                                                   -------            -------             -------             -------

Gross profit                                         7,008              1,487              17,478               8,474
                                                   -------            -------             -------             -------

Operating expenses:
    Research and development                         1,637                838               4,212               3,248
    Selling, general and administrative              2,455              1,832               6,842               5,626
    Impairment loss on foundry investment                -                  -               8,000                   -
                                                   -------            -------             -------             -------

          Total operating expenses                   4,092              2,670              19,054               8,874
                                                   -------            -------             -------             -------

Income (loss) from operations                        2,916             (1,183)             (1,576)               (400)
Interest income (expense), net                         (76)                 6                (345)                218
                                                   -------            -------             -------             -------

Income (loss) before income taxes                    2,840             (1,177)             (1,921)               (182)

Provision for income taxes                             766               (318)              1,641                 (49)
                                                   -------            -------             -------             -------

Net income (loss)                                  $ 2,074            $  (859)            $(3,562)            $  (133)
                                                   =======            =======             =======             =======

Net income (loss) per share                          $0.12             $(0.05)             $(0.22)             $(0.01)
                                                   =======            =======             =======             =======

Number of shares used to compute per
share data                                          17,753             15,666              16,130              15,587
                                                   =======            =======             =======             =======


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TELCOM SEMICONDUCTOR, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                              Sept. 30,                         Dec. 31,
                                                                1997                              1996
                                                     ------------------------          -----------------------

ASSETS

Current assets:
    Cash and cash equivalents                                         $22,359                          $12,761
    Marketable securities                                                   -                            5,202
    Accounts receivable                                                 7,455                            5,288
    Inventory                                                           7,645                            6,490
    Deferred income taxes                                               1,635                            1,635
    Income tax receivable                                                   -                            1,430
    Other current assets                                                  304                              358
                                                     ------------------------          -----------------------
        Total current assets                                           39,398                           33,164

Property and equipment, net                                            19,630                           21,848
Other assets                                                                -                            3,000
                                                     ------------------------          -----------------------

                                                                      $59,028                          $58,012
                                                     ========================          =======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of notes payable                                  $ 3,769                          $ 3,518
    Accounts payable                                                    5,766                            2,042
    Accrued liabilities                                                 2,766                            2,006
    Deferred distributor income                                         1,369                            1,077
    Income taxes payable                                                2,034                              761
                                                     ------------------------          -----------------------
        Total current liabilities                                      15,704                            9,404

Notes payable                                                           7,529                           10,047
Deferred income taxes                                                   1,635                            1,635
                                                     ------------------------          -----------------------

        Total liabilities                                              24,868                           21,086
                                                     ------------------------          -----------------------

Stockholders' equity:
     Common stock                                                          16                               16
    Additional paid-in capital                                         33,986                           33,199
    Notes receivable from stockholders                                     (2)                             (11)
    Retained earnings                                                     160                            3,722
                                                     ------------------------          -----------------------
        Total stockholders' equity                                     34,160                           36,926
                                                     ------------------------          -----------------------

                                                                      $59,028                          $58,012
                                                     ========================          =======================



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TELCOM SEMICONDUCTOR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                            Nine Months Ended
                                                         ----------------------------------------------------
                                                                                Sept. 30,
                                                         ----------------------------------------------------
                                                                  1997                          1996
                                                         -------------------        -------------------------

Cash flows from operating activities:
Net income (loss)                                                    $(3,562)                        $  (133)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
      Impairment loss on foundry investment                            8,000                                -
      Depreciation and amortization                                    2,874                            2,487
      Changes in assets and liabilities:
           Accounts receivable                                        (2,167)                           1,935
           Inventory                                                  (1,155)                          (1,234)
           Income tax receivable                                       1,430                                -
           Other current assets                                           54                             (355)
           Accounts payable                                            3,724                              220
           Accrued liabilities                                           760                             (107)
           Deferred distributor income                                   292                             (437)
           Income taxes payable                                        1,273                           (1,766)
                                                         -------------------        -------------------------
Net cash provided by operating activities                             11,523                              610
                                                         -------------------        -------------------------

Cash flows from investing activities:
      Purchases of property and equipment                             (5,656)                          (9,876)
      Investment in IC WORKS, Inc.                                         -                           (3,000)
      Sales of marketable securities, net                              5,202                            2,806
                                                         -------------------        -------------------------
Net cash used for investing activities                                  (454)                         (10,070)
                                                         -------------------        -------------------------

Cash flows from financing activities:
      Proceeds from sale of common stock                                 787                              443
      Notes receivable from stockholders                                   9                               35
      Borrowings on notes payable                                        283                            8,067
      Payments on notes payable                                       (2,550)                          (1,351)
                                                         -------------------        -------------------------
Net cash provided by (used for) financing activities                  (1,471)                           7,194
                                                         -------------------        -------------------------

Net increase (decrease) in cash and cash
      equivalents                                                      9,598                           (2,266)
Cash and cash equivalents at the beginning of period                  12,761                           15,849
                                                         -------------------        -------------------------

Cash and cash equivalents at the end of period                       $22,359                         $ 13,583
                                                         ===================        =========================

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

     This report on Form 10-Q for the period ended September 30, 1997 should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 and Form 10-Q for the periods ended March 31, 1997 and June 30, 1997.


     2. Net Income (Loss) per Share

     Net income (loss) per share is computed using the weighted average number of shares of common stock and, when dilutive, common equivalent shares from stock options and warrants using the treasury stock method.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings per Share". FAS 128 requires the disclosure of basic and diluted earnings per share data and is effective for fiscal years ending after December 15, 1997. The adoption of FAS 128 would have had the following effect on earnings per share data for the three and nine months ended September 30, 1997 and 1996:

                                             Three Months Ended                        Nine Months Ended
                                     -------------------------------         ----------------------------------
                                        Sept. 30,         Sept. 30,             Sept. 30,            Sept. 30,
                                          1997               1996                  1997                1996
                                     -------------     -------------         -------------       --------------

Basic net income (loss) per share            $0.13            $(0.05)               $(0.22)              $(0.01)

Diluted net income (loss) per share          $0.12            $(0.05)               $(0.22)              $(0.01)

     3. Balance Sheet Details:

                                                              Sept. 30,                          Dec. 31,
                                                                1997                               1996
                                                        --------------------               -------------------
Inventory:
             Raw material                                            $   806                           $ 1,174
             Work in process                                           3,938                             2,233
             Finished goods                                            2,901                             3,083
                                                        --------------------               -------------------

                                                                     $ 7,645                           $ 6,490
                                                        ====================               ===================

Property and equipment:

             Equipment                                               $18,137                          $ 13,222
             Leasehold improvements                                    2,613                             2,228
                                                        --------------------               -------------------
                                                                      20,750                            15,450
             Accumulated depreciation                                 (8,572)                           (5,698)
                                                        --------------------               -------------------
                                                                      12,178                             9,752
             Equipment for I.C. WORKS, Inc.                            5,363                            10,363
             Construction in progress                                  2,089                             1,733
                                                        --------------------               -------------------

                                                                     $19,630                           $21,848
                                                        ====================               ===================

Accrued  liabilities:

             Payroll and related                                     $ 2,164                           $ 1,396
             Accrued  rent                                                57                               109
             Professional  fees                                          238                               207
             Customer deposits and other                                 307                               294
                                                        --------------------               -------------------

                                                                     $ 2,766                           $ 2,006
                                                        ====================               ===================


     4. Impairment Loss on Foundry Investment

     In November 1995, the Company entered into certain agreements with IC WORKS, Inc., a privately-held company located in San Jose, California. Pursuant to these agreements, in 1996, the Company purchased $3.0 million of preferred stock of IC WORKS and provided $10.4 million in capital equipment. In return for this investment, TelCom received a guarantee of submicron wafer capacity at specified prices for a period of five years, projected to start in 1997. The shortage of wafer capacity projected in late 1995 has diminished and since late 1995, substantial foundry capacity has been available worldwide while overall demand has not increased proportionately. Consequently, wafer pricing has decreased dramatically, which has changed the economic viability of the foundry business in which the Company invested. As a result, the Company recorded an impairment loss of $8.0 million on its foundry investment during the three months ended March 31, 1997. The remaining balance of the foundry investment at September 30, 1997 of $5.4 million represents management's estimate of the fair market value of the investment based on appraiser estimates and prices for similar assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report on Form 10-Q contains forward-looking statements within the
     -----------------------------------------------------------------------
meaning of Section 27A of the Securities Act of 1933 and Section 21E of the
---------------------------------------------------------------------------
Securities Exchange Act of 1934. Actual results could differ materially from
----------------------------------------------------------------------------
those projected in the forward-looking statements as a result of the risk
-------------------------------------------------------------------------
related factors set forth herein.
--------------------------------

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

     In November 1995, the Company entered into certain agreements with IC WORKS, Inc., a privately-held company located in San Jose, California. Pursuant to these agreements, in 1996, the Company purchased $3.0 million of preferred stock of IC WORKS and provided $10.4 million in capital equipment. In return for this investment, TelCom received a guarantee of submicron wafer capacity at specified prices for a period of five years, projected to start in 1997. The shortage of wafer capacity projected in late 1995 has diminished and since late 1995, substantial foundry capacity has been available worldwide while overall demand has not increased proportionately. Consequently, wafer pricing has decreased dramatically, which has changed the economic viability of the foundry business in which the Company invested. As a result, the Company recorded an impairment loss of $8.0 million on its foundry investment during the three months ended March 31, 1997. The remaining balance of the foundry investment at September 30, 1997 of $5.4 million represents management's estimate of the fair market value of the investment based on appraiser estimates and prices for similar assets. There can be no assurance that additional losses will not be incurred with respect to this impairment in the future.

RESULTS OF OPERATIONS

NET SALES

     Net sales for the three month and nine month periods ended September 30, 1997 increased $6.8 million or 77.1% and $13.0 million or 47.6%, respectively, from the corresponding periods in the prior fiscal year. The increase in sales was primarily due to higher sales volume in the Company's power management product line. International sales for the three month and nine month periods ended September 30, 1997 were 64% of total sales for each of the periods compared to 66% and 62% of total sales for the same periods in the prior year. Sales in the European market increased in the three month and nine month periods ended September 30, 1997 by $2.6 million, or 124% and $5.8 million, or 87%, respectively, compared to the three month and nine month periods ended September 30, 1996, primarily due to higher sales of power management products. For the three month period ended September 30, 1997, two OEM customers, Motorola and Compaq Computer, accounted for approximately 33% and 8%, respectively, of net sales compared to 10% and 9%, respectively, of net sales for the same period in the prior year. In the nine month period ended September 30, 1997, Motorola and Compaq Computer accounted for approximately 30% and 7%, respectively, of net sales compared to 9% and 8%, respectively, of net sales for the same period in the prior year. Future Electronics, one of the Company's distributors, accounted for 10% of the Company's net sales for each of the three month and nine month periods ended September 30,1997 compared to 11% and 13%, respectively, of net sales for same periods in the prior year.

GROSS  MARGIN

     Gross margin as a percentage of sales for the three month and nine month periods ended September 30, 1997 increased to 45.0% and 43.2%, respectively, from 16.9% and 30.9%, respectively, in the corresponding periods in the prior year. The increase in gross margin was caused by increased production volume in the Company's wafer fabrication facility due to higher demand, increased efficiency in wafer fabrication and higher gross margins on sales of power management products. The Company's ability to increase gross margins will depend on the successful introduction of its new proprietary products and increasing manufacturing output at the Company's wafer fabrication facility to spread the fixed costs over an increasing number of units, thereby reducing the fixed costs per unit.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses for the three month and nine month periods ended September 30, 1997 increased to $1.6 million or 10.5% of sales and $4.2 million or 10.4% of sales, respectively, compared to $0.8 million, or 9.5% of sales and $3.2 million or 11.9% of sales, for the corresponding periods in the prior year. This increase was primarily due to wafer costs and outside services associated with new product development. The Company expects research and development expenses generally to increase in absolute dollars in future periods although such expenses may fluctuate as a percentage of net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three month and nine month periods ended September 30, 1997 increased to $2.5 million and $6.8 million, respectively, compared to $1.8 million and $5.6 million for the corresponding periods in the prior year. This increase was primarily due to higher outside sales commissions as a result of higher sales, increased advertising for new product support, and increases in salaries and staffing in sales and administration. Such expenses as a percent of sales decreased in the three month and nine month periods ended September 30, 1997 to 15.8% and 16.9% of sales, respectively, compared to 20.8% and 20.5% of sales for the corresponding periods in the prior year. The Company expects selling, general and administrative expenses generally to increase in absolute dollars in future periods although such expenses may continue to fluctuate as a percentage of net sales.

IMPAIRMENT LOSS ON FOUNDRY INVESTMENT

     In November 1995, the Company entered into certain agreements with IC WORKS, Inc., a privately-held company located in San Jose, California. Pursuant to these agreements, in 1996, the Company purchased $3.0 million of preferred stock of IC WORKS and provided $10.4 million in capital equipment. In return for this investment, TelCom received a guarantee of submicron wafer capacity at specified prices for a period of five years, projected to start in 1997. The shortage of wafer capacity projected in late 1995 has diminished and since late 1995, substantial foundry capacity has been available worldwide while overall demand has not increased proportionately. Consequently, wafer pricing has decreased dramatically, which has changed the economic viability of the foundry business in which the Company invested. As a result, the Company recorded an impairment loss of $8.0 million on its foundry investment during the three months ended March 31, 1997. The remaining balance of the foundry investment at September 30, 1997 of $5.4 million represents management's estimate of the fair market value of the investment based on appraiser estimates and prices for similar assets.

INTEREST INCOME (EXPENSE), NET

     For the three month and nine month periods ended September 30, 1997, net interest expense was $76,000 and $345,000, respectively, compared to net interest income of $6,000 and $218,000 for the corresponding periods in the prior year. The increase in net interest expense is due to higher interest expenses associated with equipment financing.

INCOME TAXES.

     The effective tax rate for the three month and nine month periods ended September 30, 1997 was 27% and (85.4)%, respectively, resulting from a tax rate of 27%, which reflects a blended rate of United States, Hong Kong, and German tax rates, offset by the recording of a valuation allowance on the income tax benefit of the impairment loss on foundry investment. This effective rate compares to 27% for the corresponding periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES.

     As of September 30, 1997, the Company had $22.4 million of cash and cash equivalents. The Company generated $11.5 million of cash from operating activities during the nine months ended September 30, 1997 primarily reflecting net income before impairment loss of $4.4 million, depreciation of $2.9 million and a net decrease of $4.2 million in working capital items. The net decrease in working capital items primarily reflects a decrease of income tax receivable of $1.4 million, due to collections of income tax refunds recorded in the prior year, an increase in current liabilities of $4.8 million, an increase in income taxes payable of $1.3 million, offset by an increase in accounts receivable of $2.2 million and an increase in inventories of $1.2 million.

     At September 30, 1997, the Company had notes payable of $11.3 million, the proceeds of which were utilized to purchase certain equipment securing such notes. These notes bear interest ranging from 9% to 13% per annum and are payable in monthly installments of principal and interest.

     The Company believes that its current cash and cash equivalent balances, together with anticipated cash flow from operations, will be sufficient to meet the Company's needs for the next twelve months.

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

     Dependence on International Sales and Operations.  International sales for
     ------------------------------------------------
the three month and nine month periods ended September 30, 1997 were 64% of total sales for each of the periods compared to 66% and 62% of total sales for the same periods in the prior year. The Company expects international sales to continue to represent a significant portion of product sales. International sales and operations involve various risks, including unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general political risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because a substantial majority of the Company's international sales are denominated in United States dollars, increases in the value of the dollar would increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products, the sales of which are denominated in local currencies. There can be no assurance that regulatory, political and other factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices.

     Customer and Distributor Concentration. A limited number of customers and
     --------------------------------------
distributors has accounted for a significant portion of the Company's net sales. For the three month period ended September 30, 1997, two OEM customers, Motorola and Compaq Computer, accounted for approximately 33% and 8%, respectively, of net sales compared to 10% and 9%, respectively, of net sales for the same period in the prior year. In the nine month period ended September 30, 1997, Motorola and Compaq Computer accounted for approximately 30% and 7%, respectively, of net sales compared to 9% and 8%, respectively, of net sales for the same period in the prior year. Future Electronics, one of the Company's distributors, accounted for 10% of the Company's net sales for each of the three month and nine month periods ended September 30, 1997 compared to 11% and 13%, respectively, of net sales for the same periods in the prior year. The Company anticipates that it will continue to be dependent or may increase its dependence on a number of key customers and distributors for a significant portion of its net sales. The reduction, delay or cancellation of orders from one or more significant customers for any reason could materially and adversely affect the Company's operating results. The Company is also dependent on sales representatives and distributors for the sale of its products to many of its customers. Such distributors sell competitors' products and are not within the control of the Company. Loss of one or more of the Company's current distributors or disruption of the Company's sales and distribution channels could materially and adversely affect the Company's business and operating results.

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



                                        TELCOM SEMICONDUCTOR, INC.
                                          (Registrant)


Date: October 28, 1997              By: /s/ Phillip M. Drayer
                                        ----------------------------------
                                         Phillip M. Drayer
                                         President
                                         Chief Executive Officer


Date: October 28, 1997              By:  /s/ R. Michael O'Malley
                                         ----------------------------------
                                          R. Michael O' Malley
                                          Chief Financial Officer