Form 10-K
period 1997-12-31
TELCOM SEMICONDUCTOR INC
filed 1998-03-11
CIK 917415

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-K
(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________
                         COMMISSION FILE NUMBER 0-26312

                           TELCOM SEMICONDUCTOR, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   94-3186995
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

1300 TERRA BELLA AVENUE,                               94039-7267
MOUNTAIN VIEW, CALIFORNIA                              (Zip Code)
(Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 968-9241
        SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                         COMMON STOCK, $.001 PAR VALUE

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   YES [X]       NO [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. [_]

     The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Company as of February 25, 1998, was approximately $127,411,400. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant's Common Stock outstanding as of February 25, 1998 was 16,474,512.

                       DOCUMENT INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders to be held April 16, 1998 are incorporated by reference in Part III of this Form 10-K.

================================================================================

                               TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----

PART I
Item 1.         Description of Business.............................................................        1
Item 2.         Description of Property.............................................................       11
Item 3.         Legal Proceedings...................................................................       12
Item 4.         Submission of Matters to a Vote of Security Holders.................................       12

PART II
Item 5.         Market for the Registrant's Common Equity and Related Stockholder Matters...........       13
Item 6.         Selected Consolidated Financial Data................................................       14
Item 7.         Management's Discussion and Analysis of Financial Condition and Results of
                Operations..........................................................................       15
Item 8.         Financial Statements................................................................       19
Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure..........................................................................       36

PART III
Item 10.        Directors and Executive Officers of the Registrant..................................       37
Item 11.        Executive Compensation..............................................................       37
Item 12.        Security Ownership of Certain Beneficial Owners and Management......................       37
Item 13.        Certain Relationships and Related Transactions......................................       37

PART IV
Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................       38
SIGNATURES..........................................................................................       39

                                    PART I
                                    ------

     This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk related factors set forth herein.

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

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

     TelCom produces the substantial majority of its wafers at its manufacturing facility in Mountain View, California. The Company believes that its in-house wafer fabrication facility provides a competitive advantage because it facilitates close collaboration between design and process engineers, provides control over wafer supply, offers the potential for lower manufacturing costs and accelerates product introduction. The Company utilizes CMOS, Bipolar and BiCMOS process technologies, which are tailored to meet product specifications and customer requirements. TelCom performs final testing at, and ships its products from, its facility in Hong Kong.

     The Company was organized in Delaware in June 1993 and began operations in December 1993 after purchasing the semiconductor operations of Teledyne, Inc. ("Teledyne") which principally consisted of its Teledyne Components division ("Teledyne Components"). The Company's principal executive offices are located at 1300 Terra Bella Avenue, Mountain View, California 94039, and its telephone number is (650) 968-9241.

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

     Communications Market. The proliferation of hand-held communications devices such as cellular telephones, pocket pagers and personal two-way radios has created a demand for analog devices that monitor and reduce power consumption. TelCom offers a range of analog circuits to address the demands of these products for longer battery life. These circuits include battery full/low charge detection and DC-DC converters for the generation of voltages to drive liquid crystal displays, including backlighting. These devices are offered in miniature packages resulting in savings in space and weight. The Company's family of high current MOSFET drivers are used with TelCom's switch mode power supply controllers to regulate AC to DC power in cellular base stations, PBX and telephone and data communication equipment.

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

     Power Management Products. TelCom is focusing a significant portion of its design resources on power management products, which comprise the Company's core product area. The primary power management circuits offered by the Company are MOSFET power drivers, BICMOS switch mode power supply controllers, DC-DC converters and CMOS voltage detectors (including microprocessor supervisory circuits). TelCom is also developing very low quiescent current DC-DC switching regulators and voltage detectors, and is modifying its existing Bipolar process to allow it to address the higher current and voltage marketplace. The Company already has a broad line of CMOS drivers and has plans to increase products within this family. The Company's power management product family also includes low quiescent current CMOS LDO (low drop-out) regulators offering dropout voltages (minimum voltage needed across the device to maintain output voltage regulation) of 50 milli-volts to maximize the time before the battery is exhausted. The Company pioneered the introduction of a CMOS version of a pervasive Bipolar PWM (pulse width modulator) circuit for power supply applications. This low power alternative to the Bipolar competition addresses high end market applications, such as telephone line repeaters, where cost sensitivity is balanced by the need for power conservation.

     Mixed Signal Products. TelCom's mixed signal semiconductors (which are distinct from mixed signal devices that incorporate analog and digital semiconductors in a single device) include system A/D converters, display A/D converters, voltage references and chopper stabilized amplifiers. The Company is expanding its position as a supplier of integrating A/D converters by introducing devices with higher accuracy (resolution) and increased functionality. The Company is also developing relationships with customers in the field of portable measuring instrumentation used in temperature monitoring, automotive diagnostics and field test equipment. Mixed signal products are integral to the A/D interface found in a wide range of applications, such as precision scales and tympanic thermometers. Process control and data acquisition systems also benefit from the inherent capability of dual slope A/D converters to reject line interference. The Company's chopper stabilized amplifiers are used in precision amplification of very low level signals in the microvolt (1 millionth of a volt) range often encountered with strain gauges. These amplifiers have extremely low drift over both temperature and time. By using its BICMOS and CMOS processes, the Company's products span a wide range of currents from milliamps to amps.

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

     The markets for the Company's products are characterized by rapid technological change and frequent new product introductions. To remain competitive, the Company must develop or obtain access to new semiconductor process technologies in order to reduce die size, increase die performance and functional complexity and improve manufacturing yields. In order to have access to new semiconductor process technologies, particularly for products requiring submicron processing, the Company made an investment in IC WORKS, Inc. in November 1995 which was to provide the Company with a supply of submicron wafers for a five year period. In 1997, the Company was able to design and have manufactured several new products at the IC WORKS foundry. However, due to financial issues, IC WORKS is scheduled to shut down its wafer manufacturing foundry in April 1998. In order to have continued access to this type of manufacturing capability, the Company is in the process of qualifying a new foundry to replace the IC WORKS capability. There can be no assurance that such other foundry will be qualified in a timely manner or the transition to such foundry will not delay production of certain products.

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

     The Company's products are sold to over 5,000 end-user customers throughout the world, either directly or through its distributor network. Sales to customers in North America, Europe and Asia accounted for 37%, 25% and 38%, respectively, of the Company's net sales for 1996, and 35%, 32% and 33%, respectively, of the Company's net sales for 1997. The Company's two largest OEM customers, Motorola and Compaq Computer, accounted for 12% and 9%, respectively, of the Company's net sales for 1996, and 30% and 7%, respectively, of the Company's net sales for 1997. The Company anticipates that it will continue to be dependent or may increase its dependence on a number of key customers and distributors for a significant portion of its net sales. The reduction, delay or cancellation of orders from one or more significant customers for any reason could materially and adversely affect the Company's operating results.

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

     The Company currently utilizes independent sales representative firms at various locations in the United States and Canada. The Company also sells its products through national distributor firms. Sales through Future Electronics, the Company's principal national distributor, accounted for 12% and 10% of the Company's net sales for 1996 and 1997, respectively. Consistent with standard industry practice, the national and regional distributor firms are entitled to certain price rebates and are allowed to return to the Company a portion of the products purchased by them. The Company's distributors sell competitors' products and are not within the control of the Company. Loss of one or more of the Company's current distributors or disruption in the Company's sales and distribution channels could materially and adversely affect the Company's business and operating results.

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

     International sales accounted for approximately 63% and 65% of the Company's net sales for 1996 and 1997, respectively. The Company expects international sales to continue to represent a significant portion of product sales. International sales and operations involve various risks, including unexpected changes in regulatory requirements, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general political risks in connection with its international operations, such as political and economic instability. In addition, because a substantial majority of the Company's international sales are denominated in United States dollars, increases in the value of the dollar would increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products, the sales of which are denominated in local currencies. There can be no assurance that regulatory, political and other factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices.

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

MANUFACTURING

     A substantial majority of the Company's wafers are manufactured at its facility in Mountain View, California. This 70,000 square foot manufacturing facility contains a 9,000 square foot clean room. Certain production processes, such as epitaxial services, ion implantation, background and backside gold application, are performed by local subcontractors. The Mountain View clean room facility consists of Class 100 through Class 10,000 areas depending on the specific area of the clean room (a Class 100 clean room has fewer than 100 foreign particles larger than 0.5 micron in size in each cubic foot of space). This facility produced an average of approximately 3,460 wafers per month during the fourth quarter of 1997. All of the Company's production utilizes 5 inch wafers. The Company believes that during the fourth quarter of 1997, it was utilizing approximately 67% of its production capacity at that time.

     The Company currently manufactures a substantial majority of its products at its wafer fabrication facility in Mountain View, California. During periods of decreased demand, high fixed wafer fabrication costs could have a material adverse effect on the Company's financial condition or results of operations. For example, in the fourth quarter of 1996, the Company's operating results were adversely impacted due to lower factory utilization at the Company's manufacturing facility. Furthermore, the Company is dependent on a number of local subcontractors for certain of its manufacturing processes. For example, Reaction Technology, Inc. provides epitaxial services for approximately 70% of the Company's wafers. The failure of any of these subcontractors to perform these processes on a timely basis could result in manufacturing delays, which could materially adversely affect the Company's results of operations. Currently, the Company purchases on a purchase order basis 5 inch wafers from only two suppliers, Komatsu Silicon USA Inc. and L.G. International, and such supply is subject to long ordering lead times. Any disruption or termination of supply from either of these suppliers could have a material adverse effect on the Company's financial condition and results of operations.

     In 1997, approximately 97% of the Company's sales were from wafers manufactured at its Mountain View facility. Going forward, however, many of the Company's new products will be manufactured by outside wafer foundries. At the present time, there are several wafer foundries that are capable of supplying the Company's needs at acceptable prices. There can be no assurance that the Company will always be able to find the necessary foundry capacity. For example, in 1995, there was a scarcity of world wide submicron foundry capacity. If that condition were to be repeated in the future, the Company's ability to secure wafer capacity would be adversely affected and its wafer costs would likely increase. Such actions would have a material adverse affect on the Company's business and results of operations.

     After fabrication and initial testing at the Company's Mountain View, California facility, wafers are sent to the Company's wholly-owned subsidiary in Hong Kong which distributes them to contract assembly houses, primarily in Malaysia and Thailand, to be packaged. Upon completion of the packaging operation, the units are returned to TelCom Hong Kong for final testing and are then shipped to customers worldwide. The Hong Kong facility, which is leased by the Company, is approximately 30,000 square feet and is presently testing approximately eight million units per month.

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

     As of December 31, 1997, the Company had 19 employees engaged in research and development. The Company's research and development efforts are dependent upon attracting and retaining qualified analog design engineers, of which there is a limited supply. The Company also utilizes independent contractors for certain research and development projects.

     In 1995, 1996 and 1997, the Company spent approximately $2.6 million, $4.3 million and $5.5 million, respectively, on research and development. The Company expects that it will continue to invest substantial funds in research and development activities. There can be no assurance that the Company will be able to identify new product opportunities successfully and develop and bring to market such new products or that the Company will be able to respond effectively to new technological changes or new product announcements by others. There also can be no assurance that the Company's new products will be accepted by the market. Moreover, the end markets for the Company's new products, such as the communications and computer markets, are subject to rapid technological change and there can be no assurance that as such markets change the Company's product offerings will remain current and suitable for them.

INTELLECTUAL PROPERTY

     The Company's success depends in part on its ability to obtain patents and licenses and to preserve other intellectual property rights covering its manufacturing processes, products and development and testing tools. The Company seeks patent protection for those inventions and technologies for which it believes such protection is suitable and is likely to provide a competitive advantage to the Company. The Company currently holds 12 United States patents on semiconductor devices and methods with various expiration dates, none earlier than May 2005. The Company has applications for twelve United States patents currently pending. The Company also holds one foreign patent. The process of seeking patent protection can be long and expensive and there can be no assurance that its current patents or any new patents that may be issued will be of sufficient scope or strength to provide any meaningful protection or any commercial advantage to the Company. The Company may in the future be subject to or initiate interference proceedings in the United States Patent and Trademark office, which can demand significant financial and management resources. There can be no assurance that the Company's competitors will not independently develop or patent substantially equivalent or superior technologies.

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

EMPLOYEES

     As of December 31, 1997, the Company had 321 full-time employees, 238 of whom were engaged in manufacturing (including testing, quality and materials functions), 19 in research and development, 30 in marketing and sales, and 34 in finance and administration. Of such employees, 133 are located in Hong Kong and 7 are located in Europe. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

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

EXECUTIVE OFFICERS

     The executive officers of the Company and certain information about them are as follows:

             Name                     Age                                   Position
-------------------------------    --------    -----------------------------------------------------------------
Phillip M. Drayer                        52      Chief Executive Officer and President

Naresh Batra                             48      Vice President, Strategic Marketing

Donald Herman                            40      Vice President, Human Resources

Edward D. Mitchell                       44      Vice President, Engineering and Chief Technical Officer

R. Michael O'Malley                      51      Vice President, Chief Operating Officer and Chief Financial
                                                 Officer

Daniel Riordan                           35      Vice President, Business Development and Worldwide Sales

Kenneth J. Rose                          48      Chief Accounting Officer and Corporate Controller


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

     Naresh Batra has been Vice President, Strategic Marketing of the Company since November 1997. From 1996 to 1997, he was with XaQti Corporation, a semiconductor networking company, as Chief Executive Officer and President. From 1994 to 1996, he was with Sierra Semiconductor, a PC multimedia company, as Vice President and General Manager. From 1988 to 1994 he was with Brooktree Corporation, a semiconductor mixed signal company, most recently serving as Vice President of the ATE Division and from 1977 to 1988 he was with Texas Instruments most recently serving as Director of Strategic Marketing. Mr. Batra earned his M.S.E.E. from Marquette University and his M.B.A. from the University of Dallas.

     Donald R. Herman has been Vice President, Human Resources of the Company since February 1997. From 1996 to 1997, he was with VLSI Technology, a semiconductor manufacturing company, as Worldwide Staffing Manager. From 1981 to 1996, he was employed at Schlumberger, LTD, a diversified technology company, most recently serving as Director, Human Resources. Mr. Herman earned his B.S. degree in mechanical engineering from Purdue University.

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

     Daniel W. Riordan has been Vice President, Business Development and Worldwide Sales of the Company since December 1997. From 1995 to 1997, he was with C-Cube Microsystems, a semiconductor manufacturing company, as Director of Sales for North America and Worldwide PC activities. From 1992 to 1995, he was employed at Sierra Semiconductor, a PC multimedia company, most recently serving as Director, Asia/Pacific Sales. Prior thereto, he held various positions in sales at Burr Brown Corporation, a semiconductor company. Mr. Riordan earned his M.B.A. from Phoenix and his B.S.E.L. degree from California Polytechnic University at San Luis Obispo.

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

ITEM 2.  DESCRIPTION OF PROPERTY
---------------------------------

     The Company's main executive, administrative, manufacturing and technical offices are located in a 70,000 square foot facility in Mountain View, California. The lease on this facility expires in December 1998 and has a five-year renewal option. The Company fabricates its wafers at this facility. Its activities are subject to federal, state and local environmental and land use regulations. The Company also leases 30,000 square feet of additional space in Hong Kong in which it conducts testing and from which it ships products to customers worldwide. The lease on the Hong Kong facility expires in July 2000. The Company believes that its existing facilities are adequate to meet its needs for at least the next 12 months.

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

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     Not Applicable.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
         MATTERS
         -------

     The Company effected the initial public offering of its Common Stock on July 27, 1995. As of February 25, 1998, there were approximately 3,960 beneficial holders of the Company's Common Stock. The Company's Common Stock is listed for quotation in the Nasdaq National Market under the Symbol "TLCM." The following table sets forth for the periods indicated, the high and low prices of the Company's Common Stock as quoted in the Nasdaq National Market.

                                                                  High                      Low
                                                                --------                  --------
Fiscal year ended December 31, 1995
     Third Quarter                                                 16                       10 1/4
     Fourth Quarter                                                11 1/4                    6 1/4

Fiscal year ended December 31, 1996
     First Quarter                                                  7  3/8                   4
     Second Quarter                                                 7  1/8                   4  3/8
     Third Quarter                                                  5  13/16                 4  1/4
     Fourth Quarter                                                 5  1/2                   3  1/4

Fiscal year ended December 31, 1997
     First Quarter                                                  5  3/4                   4  1/8
     Second Quarter                                                 7  1/2                   4
     Third Quarter                                                 16  7/8                   7  1/2
     Fourth Quarter                                                13  1/2                   6  13/16

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
--------------------------------------------

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

                                Predecessor
                                  Company          Period from
                                Period from        November 27,     Pro Forma
                                 January 1,           1993        Combined Year
                                1993 through         through          Ended                     Year Ended December 31,
                                November 26,       December 31,    December 31,     ----------------------------------------------
                                    1993               1993          1993 (1)          1994        1995        1996         1997
                                ------------       ------------   -------------     --------    --------    ---------    ---------
Consolidated Statement of
Operations Data:

Net sales                           $18,251             $1,466        $ 19,831      $24,454     $39,004     $37,762      $55,435
Cost of sales                        14,102              1,117          15,146       17,209      24.680      26.801       31,175
          Gross profit                4,149                349           4,685        7,245      14,324      10,961       24,260
                                    -------             ------        --------       ------     -------     -------      -------
Operating expenses:
  Research and development              794                 84             858        1,214       2,649       4,271        5,455
  Selling, general and
    administrative                    4,941                433           5,358        5,246       7,115       7,713        9,530
  Loss on foundry investment              -                  -               -            -           -           -        8,264
  Total operating expenses            5,735                517           6,216        6,460       9,764      11,984       23,249
                                    -------             ------        --------       ------     -------     -------      -------
Income (loss) from operations        (1,586)              (168)         (1,531)         785       4,560      (1,023)       1,011
Interest income (expense), net            -                  -               -           24         299         162         (288)
                                    -------             ------        --------       ------     -------     -------      -------
Income (loss) before income
  taxes and extraordinary item       (1,586)              (168)         (1,531)         809       4,859        (861)         723
Provision (benefit) for income
   taxes                                257                (42)            215          202       1,215        (233)       2,427
                                    -------             ------        --------       ------     -------     -------      -------
Income (loss) before
   extraordinary item                (1,843)              (126)         (1,746)         607       3,644        (628)      (1,704)
Gain on early extinguishment
   of debt                                -                  -               -          225           -           -            -
Net income (loss)                   $(1,843)            $ (126)        $(1,746)     $   832     $ 3,644     $  (628)     $(1,704)
                                    =======             ======         =======      =======     =======     =======      =======


Basic per share data (2):
Income (loss) before
   extraordinary item                                                               $  0.16     $  0.43     $ (0.04)     $ (0.11)
Gain on early extinguishment
    of debt                                                                            0.06           -           -            -
                                                                                                                   -------------
Net income (loss)                                                                   $  0.22     $  0.43     $ (0.04)     $ (0.11)
                                                                                    =======     =======     =======      =======

Number of shares used to
   compute basic per share data                                                       3,715       8,436      15,612       16,184
                                                                                    =======     =======     =======      =======

Diluted per share data (2):
Income (loss) before
   extraordinary item                                                               $  0.06     $  0.23     $ (0.04)     $ (0.11)
Gain on early extinguishment
    of debt                                                                            0.02           -           -            -
                                                                                    -------     -------     -------      -------
Net income (loss)                                                                   $  0.08     $  0.23     $ (0.04)     $ (0.11)
                                                                                    =======     =======     =======      =======

Number of shares used to
   compute diluted per share data                                                    10,212      15,703      15,612       16,184
                                                                                    =======     =======     =======      =======

                                                                                December 31,
                                                       -----------------------------------------------------------
                                                             1993       1994        1995        1996        1997
                                                       -----------------------------------------------------------
                                                                               (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                                  $ 1,373     $ 6,297     $15,849     $12,761     $17,110
Working capital                                              4,390      11,021      29,356      23,760      24,681
Total assets                                                10,356      18,797      49,805      58,012      53,684
Long-term portion of notes payable                           1,500         507       3,328      10,047       3,462
Mandatorily redeemable convertible preferred stock           5,120      13,479           -           -           -
Total stockholders' equity (deficit)                          (107)        738      37,059      36,926      36,421

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

(2) All per share amounts have been restated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". See Note 2 to the Notes to the Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk related factors set forth herein.

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

     In November 1995, the Company entered into certain agreements with IC WORKS, Inc., a privately-held company located in San Jose, California. Pursuant to such agreements, the Company purchased $3.0 million of preferred stock of IC WORKS and provided $10.4 million in capital equipment. In return for this investment, TelCom received a guarantee of submicron wafer capacity at specified prices for a period of five years, projected to start in late 1997. The shortage of wafer capacity projected in late 1995 has diminished and since late 1995, substantial foundry capacity has been available worldwide while overall demand has not increased proportionately. Consequently, wafer pricing has decreased dramatically, which has changed the economic viability of the foundry business in which the Company invested. As a result, in 1997, the Company recorded a loss of $8.3 million on its foundry investment which consists of a $3.0 million write down of the preferred stock, a loss on the sale of the equipment of $5.2 million, and $.1 million of costs associated with prepayment penalties on financing of the equipment and legal fees. Pursuant to an agreement with IC WORKS, Inc., in the fourth quarter of 1997, the Company sold the $10.4 million of equipment at IC WORKS for $5.2 million and invested an additional $1.5 million in preferred stock of IC WORKS, Inc. This agreement terminates the Company's operating agreement with IC WORKS and its wafer production arrangement was amended to allow the Company to purchase wafers for a period of time prior to finding an alternative supplier, up to April 1998.

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

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statement of operations data of the Company as a percentage of net sales.

                                                              Year Ended December 31,
                                                     -------------------------------------------
                                                      1995               1996              1997
                                                     ------             ------            ------

Net sales                                             100.0%             100.0%           100.0%
Costs of sales                                         63.3               71.0             56.3
                                                      -----
Gross margin                                           36.7               29.0             43.7
                                                      -----              -----            -----
Operating expenses:
     Research and development                           6.8               11.3              9.8
     Selling, general and administrative               18.2               20.4             17.2
     Loss on foundry investment                           -                  -             14.9
Total operating expenses                               25.0               31.7             41.9
                                                      -----              -----            -----
Income (loss) from operations                          11.7               (2.7)             1.8
Interest income (expense), net                          0.8                0.4             (0.5)
                                                      -----              -----            -----
Income (loss) before taxes                             12.5               (2.3)             1.3
Provision (benefit) for income taxes                    3.1               (0.6)             4.4
Net income (loss)                                       9.3%              (1.7)%           (3.1)%
                                                      =====              =====            =====


YEARS ENDED DECEMBER 31, 1997 AND 1996

     Net Sales. Net sales in 1997 were $55.4 million, an increase of $17.6 million or 46.8%, compared to $37.8 million in 1996. The increase in net sales was primarily due to higher sales volume in the Company's power management product line. Net sales in 1997 for the Company's geographical areas of the United States, Asia and Europe accounted for 35%, 33%, and 32%, respectively, compared to 37%, 38%, and 25%, respectively, in 1996. Sales to the Company's two largest OEM customers, Motorola and Compaq were $16.5 million or 30% and $4.1 million or 7%, respectively, of net sales in 1997 compared to $4.4 million or 12% and $3.1 million or 9%, respectively, of net sales in 1996.

     Gross Margin. Gross margin increased to 43.7% in 1997 from 29.0% in 1996. The increase in gross margin was caused by increased production volume in the Company's wafer fabrication facility due to higher demand, increased efficiency in wafer fabrication and higher gross margins on sales of power management products. The Company's ability to increase gross margins will depend on the successful introduction of its new proprietary products and increasing manufacturing output at the Company's wafer fabrication facility to spread the fixed costs over an increasing number of units, thereby reducing the fixed costs per unit.

     Research and Development Expenses. Research and development expenses were $5.5 million, or 9.8% of net sales, in 1997, compared to $4.3 million, or 11.3% of net sales, in 1996. The increase in research and development expenses, in absolute dollars, was primarily attributable to cost of wafers and associated expense for new products, and costs associated with the purchase and maintenance of computer-aided design (CAD) systems for design engineers. The Company expects research and development expenses generally to increase in absolute dollars in future periods although such expenses may fluctuate as a percentage of net sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $9.5 million, or 17.2% of net sales, in 1997 from $7.7 million, or 20.4% of net sales, in 1996. Selling, general and administrative expenses increased, in absolute dollars, primarily as a result of
(i) the hiring of sales personnel, (ii) an increase in outside sales commissions due to higher sales, and (iii) the distribution of management bonus and company wide profit sharing to all employees. The Company expects selling, general and administrative expenses generally to increase in absolute dollars in the future periods although such expenses may fluctuate as a percentage of sales.

     Loss on Foundry Investment. In November 1995, the Company entered into certain agreements with IC WORKS, Inc. a privately-held company located in San Jose, California. Pursuant to these agreements, in 1996 the Company purchased $3.0 million of preferred stock of IC WORKS and provided $10.4 million in capital equipment. In return for this investment, the Company received a guarantee of submicron wafer capacity at specified prices for a period of five years, projected to start in late 1997. The shortage of wafer capacity projected in late 1995 has diminished and since late 1995, substantial foundry capacity has been available worldwide while overall demand has not increased proportionately. Consequently, wafer pricing has decreased dramatically, which has changed the economic viability of the foundry business in which the Company invested. As a result, in 1997, the Company recorded a loss of $8.3 million on its foundry investment which consists of a $3.0 million write down of the preferred stock, a loss on the sale of the equipment of $5.2 million, and $.1 million of costs associated with prepayment penalties on financing of the equipment and legal fees. Pursuant to an agreement with IC WORKS, Inc., in the fourth quarter of 1997, the Company sold the $10.4 million of equipment at IC WORKS for $5.2 million and invested an additional $1.5 million in preferred stock of IC WORKS, Inc. This agreement terminates the Company's operating agreement with IC WORKS and its wafer production arrangement was amended to allow the Company to purchase wafers for a period of time prior to finding an alternative supplier, up to April 1998.

     Interest Income (Expense), Net. Net interest income decreased from $162,000 in 1996 to an expense of $288,000 in 1997, reflecting higher interest expense associated with equipment financing.

     Income Taxes. The Company recorded an income tax provision of $2.4 million in 1997 at an effective rate of 336% compared to an income tax benefit of $233,000 in 1996 at an effective rate of 27%. The increase in the effective tax rate is due to the non deductibility of certain foundry investment losses and a tax charge relating to repatriation of certain of the Company's foreign subsidiaries' undistributed earnings.

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

LIQUIDITY AND CAPITAL RESOURCES

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

     In 1997, the Company generated approximately $11.9 million from operating activities, primarily from income before the loss on foundry investment, depreciation of $4.1 million and a net increase of $1.2 million in working capital items. The net increase in working capital primarily reflects a decrease of income tax receivable of $1.4 million, due to collection of tax refunds recorded in the prior year, an increase in accounts payable of $1.4 million, an increase in taxes payable of $1.8 million, offset by an increase in accounts receivable of $2.2 million, due to higher fourth quarter sales than the prior year, and an increase in inventory of $1.8 million, due to an increase in inventory in the Company's sensor product line. At December 31, 1997, the Company had cash and cash equivalents of $17.1 million.

     Pursuant to an agreement with IC WORKS, Inc., in the fourth quarter of 1997, the Company sold the $10.4 million of equipment at IC WORKS for $5.2 million and invested an additional $1.5 million in preferred stock of IC WORKS, Inc. This agreement terminates the Company's operating agreement with IC WORKS and its wafer production arrangement was amended to allow the Company to purchase wafers for a period of time prior to finding an alternative supplier, up to April 1998.

     In 1997, the Company invested $7.6 million in capital equipment and leasehold improvements. The Company financed $3.3 million of this investment through notes payable and paid $10.8 million in principal payments of which $7.7 million was for equipment sold as part of the IC WORKS agreement and $3.1 million was principal payments on other equipment financing for prior years. The Company expects capital expenditures of $8.0 million in 1998 and has commitments related to such expenditures of $2.3 million.

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

YEAR 2000 ISSUES

     There is a risk to the Company from unforeseen problems related to the "Year 2000 issue." The "Year 2000 issue" arises because most computer systems and programs were designed to handle only a two-digit year, not a four-digit year. When Year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. The Company has recently performed an initial assessment of its information systems and does not anticipate any internal Year 2000 issues from its own information systems, databases or programs. However, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors, and financial service organizations with which the Company interacts. The Company is in the process of developing a plan to determine the impact that third parties who are not Year 2000 compliant may have on the operations of the Company.

MARKET RISK DISCLOSURE

     Interest Rate Risk - The Company does not use derivative financial instruments in its investment portfolio. At December 31, 1997, the Company's investment portfolio is comprised of municipal government securities that mature within one year. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of the Company's investment portfolio, the Company does not expect any material loss with respect to its investment portfolio.

     Foreign Currency Exchange Rate Risk - Certain of the Company's sales, cost of manufacturing and marketing are transacted in local currencies. As a result, the Company's international results of operations are subject to foreign exchange rate fluctuations. The Company does not currently hedge against foreign currency rate fluctuations. Gains and losses from such fluctuations have not been material to the Company's consolidated results of operations.

ITEM 8. FINANCIAL STATEMENTS
----------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        Page
Report of Independent Accountants....................................................        20
Consolidated Balance Sheets as of December 31, 1996 and 1997.........................        21
Consolidated Statements of Operations for the years ended
   December 31, 1995, 1996 and 1997..................................................        22
Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1995, 1996 and 1997..................................................        23
Consolidated Statements of Cash Flows for the years ended
   December 31, 1995, 1996 and 1997..................................................        24
Notes to Consolidated Financial Statements...........................................        25

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of TelCom Semiconductor, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of TelCom Semiconductor, Inc. and its subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

San Jose, California
January 21, 1998

                           TELCOM SEMICONDUCTOR, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                  December 31,
                                                            -------------------------
                                                              1996              1997
                                                            -------           -------
ASSETS

Current assets:
    Cash and cash equivalents                               $12,761           $17,110
    Marketable securities                                     5,202             2,469
    Accounts receivable, less allowance for doubtful
        accounts of $195 and $195                             5,288             7,452
    Inventory                                                 6,490             8,289
    Income taxes receivable                                   1,430                 -
    Deferred income taxes                                     1,635             1,167
    Other current assets                                        358               751
                                                            -------           -------
        Total current assets                                 33,164            37,238

Property and equipment, net                                  21,848            14,946
Other assets                                                  3,000             1,500
                                                            -------           -------


                                                            $58,012           $53,684
                                                            =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of notes payable                        $ 3,518           $ 2,641
    Accounts payable                                          2,042             3,461
    Accrued liabilities                                       2,006             2,460
    Deferred distributor income                               1,077             1,429
    Income taxes payable                                        761             2,566
                                                            -------           -------
        Total current liabilities                             9,404            12,557

Notes payable, net of current portion                        10,047             3,462
Deferred income taxes                                         1,635             1,244
                                                            -------           -------

        Total liabilities                                    21,086            17,263
                                                            -------           -------

Commitments and contingencies (Note 8)                            -                 -

Stockholders' equity:
      Preferred stock, $0.001 par value; 5,000,000
          shares authorized; none issued or outstanding           -                 -
     Common stock, $0.001 par value; 30,000,000
          shares authorized; 15,705,933 and 16,418,180
          shares issued and outstanding                          16                16
    Additional paid-in capital                               33,199            34,389
    Notes receivable from stockholders                          (11)               (2)
    Retained earnings                                         3,722             2,018

        Total stockholders' equity                           36,926            36,421


                                                            $58,012           $53,684
                                                            =======           =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           TELCOM SEMICONDUCTOR, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                   Year Ended December 31,
                                              -------------------------------
                                                1995        1996       1997
                                              -------     -------     -------
Net sales                                     $39,004     $37,762     $55,435

Cost of sales                                  24,680      26,801      31,175
                                              -------     -------     -------

Gross profit                                   14,324      10,961      24,260
                                              -------     -------     -------

Operating expenses:
    Research and development                    2,649       4,271       5,455
    Selling, general and administrative         7,115       7,713       9,530
    Loss on foundry investment                      -           -       8,264
                                              -------     -------     -------

          Total operating expenses              9,764      11,984      23,249
                                              -------     -------     -------

Income (loss) from operations                   4,560      (1,023)      1,011
Interest income                                   625         914         959
Interest expense                                 (326)       (752)     (1,247)
                                              -------     -------     -------

Income (loss) before income taxes               4,859        (861)        723

Provision (benefit) for income taxes            1,215        (233)      2,427
                                              -------     -------     -------

Net income (loss)                             $ 3,644     $  (628)    $(1,704)
                                              =======     =======     =======

Per share data:
  Net income (loss)
       Basic                                    $0.43      $(0.04)     $(0.11)
                                              =======     =======     =======
       Diluted                                  $0.23      $(0.04)     $(0.11)
                                              =======     =======     =======

Number of shares used to compute per
   share data
       Basic                                    8,436      15,612       16,184
                                              =======     =======     ========
       Diluted                                 15,703      15,612       16,184
                                              =======     =======     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           TELCOM SEMICONDUCTOR, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                                         Notes
                                   Common Stock       Additional      Receivable                       Total
                               -------------------      Paid-in          From         Retained     Stockholders'
                                 Shares     Amount      Capital      Stockholders     Earnings         Equity
                               --------     ------    ----------     ------------     --------     -------------
Balance at December 31, 1994      3,445        $ 3       $   306            $(277)     $   706           $   738

Sale of common stock              2,540          3        18,970                -            -            18,973
Conversion of mandatorily
    redeemable convertible
    preferred stock               9,562          9        13,470                -            -            13,479
Repurchase of common stock          (60)         -            (6)               6            -                 -
Payment on notes receivable
    from stockholders                 -          -             -              225            -               225
Net income                            -          -             -                -        3,644             3,644
                               --------     ------    ----------     ------------     --------     -------------

Balance at December 31, 1995     15,487         15        32,740              (46)       4,350            37,059

Sale of common stock                313          1           486                -            -               487
Repurchase of common stock          (94)         -           (27)              27            -                 -
Payment on notes receivable
    from stockholders                 -          -             -                8            -                 8
Net loss                              -          -             -                -         (628)             (628)
                               --------     ------    ----------     ------------     --------     -------------

Balance at December 31, 1996     15,706         16        33,199              (11)       3,722            36,926

Sale of common stock                712          -         1,190                -            -             1,190
Payment on notes receivable
    from stockholders                 -          -             -                9            -                 9
Net loss                              -          -             -                -       (1,704)           (1,704)
                               --------     ------    ----------     ------------     --------     -------------

Balance at December 31, 1997     16,418        $16       $34,389            $  (2)     $ 2,018           $36,421
                               ========     ======    ==========     ============     ========     =============


  The accompanying notes are an integral part of these consolidated financial statements.

                           TELCOM SEMICONDUCTOR, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                              Year Ended December 31,
                                                         --------------------------------------------------------------
                                                                 1995                   1996                  1997
                                                         -----------------      -----------------      ----------------
Cash flows from operating activities:
Net income (loss)                                                 $  3,644               $   (628)             $ (1,704)
Adjustments to reconcile net income (loss) to net
   cash provided by (used for) operating activities:
      Loss on foundry investment                                         -                      -                 8,264
      Depreciation and amortization                                  1,731                  3,335                 4,113
      Deferred income taxes                                           (644)                   644                    77
      Changes in assets and liabilities:
           Accounts receivable                                      (2,029)                   945                (2,164)
           Inventory                                                (2,447)                   392                (1,799)
           Income taxes receivable                                       -                 (1,430)                1,430
           Other current assets                                        (16)                  (184)                 (393)
           Accounts payable                                            434                   (125)                1,419
           Accrued liabilities                                         826                     98                   454
           Deferred distributor income                                 872                   (575)                  352
           Income taxes payable                                      1,613                 (1,164)                1,805
                                                         -----------------      -----------------      ----------------

Net cash provided by operating activities                            3,984                  1,308                11,854
                                                         -----------------      -----------------      ----------------

Cash flows from investing activities:
      Purchases of property and equipment                           (9,560)               (13,651)               (7,574)
      Investment in IC WORKS, Inc.                                       -                 (3,000)               (1,500)
      Net proceeds from sale of equipment at IC Works,                   -                      -                 5,099
       Inc.
      (Purchases) sales of marketable securities                    (7,990)                 2,788                 2,733
                                                         -----------------      -----------------      ----------------
Net cash used for investing activities                             (17,550)               (13,863)               (1,242)
                                                         -----------------      -----------------      ----------------

Cash flow from financing activities:
      Proceeds from sale of common stock                            18,973                    487                 1,190
      Payment on notes receivable from stockholders                    225                      8                     9
      Proceeds from issuance of notes payable                        4,662                 11,011                 3,333
      Principal payments on notes payable                             (742)                (2,039)              (10,795)
                                                         -----------------      -----------------      ----------------
Net cash provided by (used for) financing activities                23,118                  9,467                (6,263)
                                                         -----------------      -----------------      ----------------

Net increase (decrease) in cash and cash
      equivalents                                                    9,552                 (3,088)                4,349

Cash and cash equivalents at the beginning of period                 6,297                 15,849                12,761
                                                         -----------------      -----------------      ----------------

Cash and equivalents at the end of period                         $ 15,849               $ 12,761              $ 17,110
                                                         =================      =================      ================

  The accompanying notes are an integral part of these consolidated financial statements.

                           TELCOM SEMICONDUCTOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (amounts in thousands, except share data)

Note 1 - The Company and Basis of Presentation:

     TelCom Semiconductor, Inc. ("TelCom" or the "Company") designs, develops, manufactures and markets a diversified portfolio of high performance analog integrated circuits for the use in a wide variety of electronic systems. The Company was organized in Delaware in June 1993 and began operations in December 1993 after the management-led buyout of the semiconductor operations of Teledyne, Inc. The Company has operations in the United States, Hong Kong and Germany. The Company operates and reports financial results on a 52-53 week fiscal year. During 1997, the Company changed its fiscal year end from the last Friday of December to the Friday closest to the last day of December. Fiscal year 1997 is a 53 week year ended on January 2, 1998. Fiscal 1995 and 1996 are 52 week years ended on December 29, 1995 and December 27, 1996, respectively. For convenience, the Company has presented its fiscal year as ending on December 31.

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

Note 2 - Summary of Significant Accounting Policies:

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

     Sales to Significant Customers

     Sales to one customer represented 10%, 12% and 30% of the Company's net sales for the year ended December 31, 1995, 1996 and 1997, respectively. Accounts receivable from this customer totaled $1,645 and $777 at December 31, 1996 and 1997, respectively. Sales to two other customers represented 11% and 10%, 12% and 9%, and 10% and 7% of the Company's net sales for the years ended December 31, 1995, 1996 and 1997, respectively.

     Cash Equivalents

     All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The fair values of these investments approximated their costs at the respective balance sheet dates.


     Marketable Securities

     At December 31, 1996 and 1997, the Company's marketable securities, which are municipal government obligations, are classified as available for sale and are reported at fair market value, which approximates cost at the respective dates. All marketable securities at December 31, 1997 mature in less than one year. Realized gains and losses are based on the book value of the specific securities sold and were not material in 1995, 1996 and 1997.

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

     Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of trade accounts receivable. The Company sells its integrated circuits to customers throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for uncollectable accounts receivable. The Company's write-offs of accounts receivable have not been significant in 1995, 1996 and 1997. Five customers accounted for 61% and 56% of the Company's gross accounts receivable at December 31, 1996 and 1997, respectively.

     Net Income (Loss) Per Share

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") during the fourth quarter of fiscal 1997. This statement simplifies the standards for computing earnings per share (EPS) previously defined in Accounting Principles Board Opinion No. 15 "Earnings Per Share". All prior-period earnings per share data has been restated in accordance with SFAS 128. SFAS 128 requires presentation of both Basic EPS and Diluted EPS on the face of the income statement. Basic EPS is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

     Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below:

                                                                                      Year Ended December 31,
                                                                  ------------------------------------------------------------
                                                                         1995                 1996                   1997
                                                                  -----------------    ----------------      -----------------

Net income (loss) available to common shareholders                          $ 3,644             $  (682)               $(1,704)
                                                                  =================    ================      =================

Weighted average common shares outstanding (basic)                            8,436              15,612                 16,184

Convertible preferred stock                                                   5,578
Effect of dilutive warrants and options                                       1,689
                                                                  -----------------    ----------------      -----------------
Weighted average common shares outstanding (diluted)                         15,703              15,612                 16,184
                                                                  =================    ================      =================

Earnings per share:

Basic                                                                       $  0.43             $ (0.04)               $ (0.11)
                                                                  =================    ================      =================

Diluted                                                                     $  0.23             $ (0.04)               $ (0.11)
                                                                  =================    ================      =================

     Options to purchase 106 shares of common stock at $8.75 per share were outstanding at December 31, 1995 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. Due to the Company's net loss from continuing operations in 1996 and 1997, a calculation of EPS assuming dilution is not required. At December 31, 1996, there were 2,509 options and warrants outstanding to purchase common stock at a weighted average price of $2.38 per share. At December 31, 1997, there were 2,386 options and warrants outstanding to purchase common stock at a weighted average price of $4.40 per share.

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

     Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued two new Statements of Financial Accounting Standards ("SFAS"). SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income within a financial statement. This Statement requires the Company to report additional information on comprehensive income to supplement the reporting of income. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified so that comprehensive income is displayed in a comparative format for all periods presented. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual and interim financial statements. This Statement also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for period beginning after December 15, 1997. The Company will adopt SFAS No. 130 for the first quarter of 1998 and does not expect its provisions to have a material effect on the Company's presentation of its consolidated financial statements. The Company will adopt SFAS No. 131 as of the year ending December 31, 1998 and is currently studying its provisions.

Note 3 - Balance Sheet Details:


                                                                            December 31,
                                                          ---------------------------------------------
                                                                 1996                      1997
                                                          -----------------           -----------------
Inventory:
            Raw materials                                            $1,174                      $  871
            Work-in-process                                           2,233                       4,385
            Finished goods                                            3,083                       3,033
                                                          -----------------           -----------------

                                                                     $6,490                      $8,289
                                                       ====================      ======================

     Property and equipment:
            Equipment                                               $13,222                     $20,081
            Leasehold Improvements                                    2,228                       2,708
                                                          -----------------           -----------------
                                                                     15,450                      22,789
            Accumulated depreciation                                 (5,698)                     (9,811)
                                                          -----------------           -----------------
                                                                      9,752                      12,978
            Equipment for I.C. WORKS, Inc.                           10,363                           -
            Construction in progress                                  1,733                       1,968
                                                          -----------------           -----------------

                                                                    $21,848                     $14,946
                                                        ====================         ==================

     Accrued liabilities:
            Payroll and related                                      $1,396                      $1,667
            Other                                                       610                         793
                                                          -----------------           -----------------

                                                                     $2,006                      $2,460
                                                       ====================        ====================

Note 4 - Notes Payable:

     The Company financed its acquisition of certain equipment with secured notes payable bearing interest ranging from 9% to 13% per annum and payable in equal monthly installments of principal and interest. At December 31, 1997, future maturities of notes payable are as follows:

     1998                                                    $2,641
     1999                                                     1,859
     2000                                                       852
     2001                                                       751
                                                            -------
                                                              6,103
     Less: current portion                                    2,641
                                                            -------

                                                             $3,462
                                                            =======



     The net book value of the equipment pledged under these notes amounted to $7,064 at December 31, 1997.

Note 5 - Income Taxes:

     The Company accounts for income taxes under an asset and liability approach that requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or income tax returns. Provisions are made for estimated United States and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of certain of the Company's foreign subsidiaries' undistributed earnings. Deferred taxes have not been provided for the cumulative undistributed earnings of foreign subsidiaries which are considered by management to be permanently reinvested.

     The components of income (loss) before income taxes were as follows:

                                                                                Year Ended December 31,
                                                          --------------------------------------------------------------
                                                                 1995                  1996                   1997
                                                          -----------------     ----------------      ------------------
     U.S.                                                            $1,872              $(2,597)                $(1,414)
     Foreign                                                          2,987                1,736                   2,137
                                                          -----------------     ----------------      ------------------
     Income before taxes                                             $4,859              $  (861)                $   723
                                                          =================     ================      ==================


     The components of the provision (benefit) for income taxes were as follows:

                                                                                Year Ended December 31,
                                                          --------------------------------------------------------------
                                                                 1995                  1996                   1997
                                                          -----------------     ----------------      ------------------
     Current:
      U.S.                                                         $1,367               $(1,060)                 $1,253
      Foreign                                                         175                   174                     590
      State                                                           317                     9                     507
                                                        -----------------      ----------------      ------------------
                                                                    1,859                  (877)                  2,350
                                                        -----------------      ----------------       -----------------

     Deferred:

      U.S.                                                           (644)                  644                      77
                                                        -----------------      ----------------       -----------------
                                                                     (644)                  644                      77
                                                        -----------------      ----------------       -----------------

                                                                   $1,215                 $(233)                 $2,427
     Provision (benefit) for income taxes               =================       ===============       =================

     The components of deferred taxes are as follows:

                                                                                       December 31,
                                                                    ------------------------------------------------
                                                                            1996                          1997
                                                                    -------------------         --------------------
     Property and equipment                                                     $(1,635)                     $  (588)
     Unremitted earnings of foreign subsidiaries                                      -                         (400)
     Other                                                                            -                         (256)
                                                                    -------------------         --------------------

        Gross deferred tax liabilities                                           (1,635)                      (1,244)
                                                                    -------------------         --------------------

     Reserves and other non-deductible expenses                                     979                        1,060
     Research and development credit carryforwards                                  356                          684
     Deferred distributor income                                                    145                          268
     Net operating loss carryforwards                                               471                            -
     Other                                                                           33                          192
                                                                    -------------------         --------------------

        Gross deferral tax assets                                                 1,984                        2,204
                                                                    -------------------         --------------------
      Deferred tax asset valuation allowance                                       (349)                      (1,037)
                                                                    -------------------         --------------------

                                                                                $     -                      $   (77)
                                                                =======================        =====================


     Due to the uncertainty of the realization of a portion of deferred tax assets, the Company has provided a valuation allowance on these assets at December 31, 1996 and 1997. Upon recognition of the Company's deferred tax assets, approximately $1,000 will be credited directly to equity as a result of previous exercises of non qualified stock options and disqualifying dispositions of incentive stock options.

     The provision (benefit) for income taxes differs from the amount computed by applying the U.S. statutory federal rate to income before extraordinary item as a result of the following:

                                                                          Year Ended December 31,
                                                ------------------------------------------------------------------
                                                        1995                    1996                   1997
                                                ------------------      -----------------     --------------------

      Tax at statutory rate                                 $1,701                  $(301)                  $  253
      Differential in rates on earnings of
        foreign operations                                    (212)                   (36)                    (158)
      State taxes                                              124                      -                      507
      Loss on foundry investment                                 -                      -                    1,050
      Change in valuation allowance                           (299)                   192                      688
      Research and development credits                        (239)                   (55)                       -
      Other                                                    140                    (33)                      87
                                                ------------------      -----------------     --------------------

                                                            $1,215                  $(233)                  $2,427
                                                ==================      =================     ====================

Note 6 - Preferred Stock:

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

Note 7 - Common Stock:

     Common Stock

     Prior to the initial public offering of its Common Stock, all of the Company's Common Stock was issued to certain directors, officers and employees of the Company. At December 31, 1996 and 1997, proceeds from the sale of Common Stock was received in the form of stockholder notes receivable totaling $11 and $2, respectively. The notes bear simple interest at rates ranging from 5.07% to 7.05% per annum and a portion of the amount due under such notes provides for full recourse against the purchaser and the full amount of each note is secured by the underlying shares of Common Stock. All principal and accrued interest on the notes is payable on December 20, 1998.

     Common Stock Option Agreement

     In December 1993, the Company granted to certain entities affiliated with U.S. Venture Partners (collectively USVP) options to purchase an aggregate of 237,500 shares of the Company's Common Stock. The purchase price for the option shares is $0.10 per share. During January 1997, USVP elected to exercise its options to purchase all 237,500 shares. As provided in the option agreement, USVP received a reduced number of shares in exchange for the aggregate exercise price due, resulting in the issuance by the Company of 233,183 shares to USVP.

     Employee Stock Option Plan

     In February 1994, the Company adopted its 1994 Stock Option Plan (the "Option Plan") which provides for the granting of incentive stock options and nonstatutory stock options to officers, employees and consultants of the Company. Incentive stock options are granted at an amount not less than 100% of the fair market value of the stock on the grant date. During 1995, the Board of Directors and shareholders approved an increase to the number of shares that may be issued under the option plan from 1,650,000 shares to 2,050,000 shares. During 1996, the Board of Directors and shareholders approved an increase to the number of shares that may be issued under the plan from 2,050,000 shares to 2,800,000 shares. During 1997, the Board of Directors and shareholders approved an increase to the number of shares that may be issued under the plan from 2,800,000 shares to 3,300,000 shares. At December 31, 1995, options to purchase 56,166 shares had been granted subject to such approval and are included in the table below. In January 1996, the Board of Directors approved an option exchange program whereby certain employees were able to exchange their existing options to purchase an aggregate of 418,500 shares of Common Stock at exercise prices ranging from $6.00 to $8.75 for new options to purchase an aggregate of 418,500 shares at $4.87 per share. Generally all employees exchanged their existing options for new options. Options generally vest over a four year period. Option terms may not exceed ten years from the date of grant and unexercised options expire upon termination of employment. At December 31, 1997, 845,310 options were exercisable. The weighted average fair value of options granted during 1995, 1996 and 1997 was $2.43, $2.08 and $3.78, respectively.

     The Option Plan activity is summarized as follows:


                                                                                     Options Outstanding
                                                                           -------------------------------------
                                                        Shares
                                                       Available                                    Price
                                                       For Grant                 Shares           Per Share
                                                   -----------------         --------------    -----------------
      Balance at December 31, 1994                           587,600              1,062,400       $ 0.10 - $0.25
      Increase in authorized shares                          400,000
      Options granted                                     (1,182,350)             1,182,350       $ 0.30 - $8.75
      Options exercised                                            -                (43,515)      $ 0.10 - $0.25
      Options canceled                                       138,584               (138,584)      $ 0.10 - $8.75
                                                   -----------------         --------------    -----------------

      Balance at December 31, 1995                           (56,166)             2,062,651       $ 0.10 - $8.75
      Increase in authorized shares                          750,000
      Options granted                                     (1,048,500)             1,048,500       $ 3.88 - $4.94
      Options exercised                                            -               (242,202)      $ 0.10 - $3.25
      Options canceled                                       732,899               (732,899)      $ 0.10 - $8.75
                                                   -----------------         --------------    -----------------

      Balance at December 31, 1996                           378,233              2,136,050       $ 0.10 - $4.94
      Increase in authorized shares                          500,000
      Options granted                                       (999,743)               999,743       $4.31 - $15.94
      Options exercised                                            -               (327,140)      $ 0.10 - $4.94
      Options canceled                                       474,315               (474,315)      $0.10 - $13.25
                                                   -----------------         --------------    -----------------

      Balance at December 31, 1997                           352,805              2,334,338
                                                ====================       ================


     Director Stock Option Plan

     During 1996, the Company adopted and approved the Company's 1996 Director Stock Option Plan (the "Director Plan") with 100,000 shares of Common Stock reserved for issuance thereunder. Under the Director Plan, each non-employee director who joins the Board will automatically be granted a non-statutory option to purchase 12,000 shares of Common Stock on the date upon which such person first becomes a director. In addition, each non-employee director will automatically receive a non-statutory option to purchase 3,000 shares of Common Stock upon such director's annual re-election to the Board, provided the director has been a member of the Board for at least six (6) months upon the date of reelection. The exercise price of each option granted under the Director Plan must be equal to the fair market value of the Common Stock on the date of the grant. The 12,000 share grant vests at the rate of twenty-five percent (25%) of the option shares upon the first anniversary of the date of grant and as to twenty-five (25%) of the shares each year thereafter and the 3,000 share grant vests monthly over a twelve (12) month period. Options granted under the Director Plan have a term of ten (10) years unless terminated sooner, whether upon termination of the optionee's status as a director or otherwise pursuant to the Director Plan. Options for 9,000 shares were granted under the Director Plan in each of 1996 and 1997. The weighted average fair values of the options granted during 1996 and 1997 was $4.83 and $3.22 per share, respectively. At December 31, 1997, 14,250 options are exercisable. The Board believes that the Director Plan is necessary to attract and retain highly qualified individuals to serve as non-employee members of the Board of Directors.

     Information relating to stock options outstanding under the Option Plan and Director Plan at December 31, 1997 is as follows:

                                                                           Options outstanding
                                                -----------------------------------------------------------------------
                                                                               Weighted
                                                                                average                  Weighted
                                                       Number                  remaining                 average
                                                     outstanding           contractual life           exercise price
                                                -------------------      -------------------     ----------------------

Range of exercise prices:
     $  0.10 - $   0.30                                     400,939               6.6  years                     $ 0.18
     $  1.50                                                258,638               7.3  years                     $ 1.50
     $  3.25 - $   3.88                                     291,670               8.3  years                     $ 3.59
     $  4.25 - $   4.94                                     631,848               8.5  years                     $ 4.67
     $  5.00 - $   6.38                                     233,700               9.1  years                     $ 5.06
     $  7.00 - $   8.56                                     467,043               9.8  years                     $ 7.95
     $ 11.88 - $  15.94                                      68,500               9.7  years                     $13.68
                                                  -----------------

                                                          2,352,338               8.4  years                     $ 4.38
                                                ===================

                                                                                  Options exercisable
                                                                    ------------------------------------------------
                                                                                                      Weighted
                                                                             Number                   average
                                                                          exercisable              exercise price
                                                                     --------------------     ----------------------

Range of exercise prices:
     $0.10 - $0.30                                                                344,422                      $0.17
     $1.50                                                                        168,432                      $1.50
     $3.25 - $3.88                                                                128,012                      $3.48
     $4.25 - $4.79                                                                196,414                      $4.78
     $5.02 - $6.38                                                                 22,280                      $5.57
                                                                     --------------------

                                                                                  859,560                      $2.12
                                                                     ====================

     The fair value of each option is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during 1995, 1996 and 1997: annual dividend yield of 0.0% for all periods; risk-free annual interest rates of 6.05% to 7.36% for options granted during the year ended December 31, 1995, 5.38% to 6.51% for options granted during the year ended December 31, 1996 and 5.87% to 6.67% for options granted during the year ended December 31, 1997; a weighted average expected option term of five years for all periods; and an expected volatility factor of 60% for all years.

     Employee Stock Purchase Plan

     In May 1995, the Company adopted its 1995 Employee Stock Purchase Plan ("Purchase Plan"). Under the Purchase Plan, an eligible employee may purchase shares of Common Stock from the Company through payroll deductions of up to 10% of their base compensation plus commissions, at a price per share equal to 85% of the fair market value as of the first day or the last day, whichever is lower, of each six-month offering period under the Purchase Plan up to two years prior to the last day of each offering period. The offering periods commence on July and January. The Company has reserved 200,000 shares of Common Stock for issuance under the Purchase Plan. During 1996, the Purchase Plan was amended to increase the shares reserved for issuance by 200,000 shares, bringing the total number of shares issuable under the Purchase Plan to 400,000. At December 31, 1997, 210,293 shares of Common Stock had been issued under the Purchase Plan, and 189,707 shares remained available for future issuance under the Purchase Plan.

     The fair value of each stock award is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during 1995, 1996 and 1997: annual dividend yield of 0.0% for all periods; risk-free annual interest rates of 6.31% to 5.66% for stock awards granted during the year ended December 31, 1995, 5.18% to 5.46% for stock awards granted during the year ended December 31, 1996 and 5.49% to 5.66% for stock awards granted during the year ended December 31, 1997; a weighted average expected stock award term of six months for all periods; and an expected volatility factor of 60% for all years.

Fair Value Disclosures

     Had compensation cost for the Company's stock option and stock purchase plans been determined based on the fair value of the options at the grant dates using the Black-Scholes model as provided by FAS 123, the Company's net income
(loss) and net income (loss) per share for the years ended December 31, 1995, 1996 and 1997 would have been as follows:

                                                                                      Year Ended December 31,
                                                          -------------------------------------------------------------------------
                                                                     1995                       1996                       1997
                                                          ------------------------     --------------------     -------------------

Net income (loss):
        As reported.................................                        $3,644                  $  (628)              $(1,704)
        Pro forma...................................                        $3,536                  $(1,346)              $(3,022)


Net income (loss) per share:
        As reported.................................
              Basic                                                         $ 0.43                  $ (0.04)             $  (0.11)
              Diluted                                                       $ 0.23                  $ (0.04)             $  (0.11)
        Pro forma...................................
              Basic                                                         $ 0.42                  $ (0.09)             $  (0.19)
              Diluted                                                       $ 0.23                  $ (0.09)             $  (0.19)

     The pro forma amounts reflect compensation expenses related to 1995, 1996 and 1997 employee and director option grants and employee stock purchase plan awards only. In future years, the annual compensation expense will increase due to the expense associated with future grants.

Note 8 - Commitments and Contingencies:

     The Company occupies its present principal facilities under non-cancelable operating leases expiring December 1998 and July 2000. One of these lease agreements also provides the Company an option to extend the lease term through December 2003 at 95% of the then prevailing fair rental value of the premises for the renewal period. In addition, the Company is required to pay taxes, insurance and maintenance expenses.

     Future minimum lease payments under non-cancelable leases at December 31, 1997 are as follows:

          Year Ending December 31,
          ------------------------

          1998                                     $  682
          1999                                        283
          2000                                        149
                                                  -------
          Minimum lease payments                   $1,114
                                                  =======


     Rent expense for the years ended December 31, 1995, 1996 and 1997 was $568, $745 and $767, respectively.

Note 9 - Geographic Information:

     The Company operates in one industry segment. The following is a summary of the Company's operations:

                                                                        Year Ended December 31,
                                                  ------------------------------------------------------------------
                                                        1995                    1996                     1997
                                                  ----------------        ----------------          ----------------
Sales to third-party customers in:
      United States                                        $16,233                 $14,088                  $19,420
      Asia                                                  12,775                  14,122                   18,367
      Europe                                                 9,996                   9,552                   17,648
                                                  ----------------        ----------------          ---------------
                                                           $39,004                 $37,762                  $55,435
                                                  ================        ================          ===============

Intercompany sales transactions
    eliminated in consolidation                            $27,047                 $33,404                  $48,315
                                                  ================        ================          ===============

Operating income:
      United States                                        $ 1,573                 $(2,785)                 $(1,186)
      Asia                                                   2,636                   1,507                    1,488
      Europe                                                   351                     255                      709
                                                  ----------------        ----------------          ---------------
                                                           $ 4,560                 $(1,023)                 $ 1,011
                                                  ================        ================          ===============


                                                                                         December 31,
                                                                          -----------------------------------------
                                                                                 1996                     1997
                                                                          ----------------          ---------------
Identifiable assets:
      United States                                                                $46,334                  $37,295
      Asia                                                                          11,498                   15,553
      Europe                                                                           180                      836
                                                                           ----------------         ---------------

                                                                                   $58,012                  $53,684
                                                                           ===============          ===============


Note 10 - Supplemental Disclosure of Cash Flow Information


                                                                        Year Ended December 31,
                                                  ------------------------------------------------------------------
                                                        1995                    1996                     1997
                                                  ----------------        ----------------          ----------------
Cash paid during the year for:

      Interest                                                $326                  $  752                   $1,247
      Income taxes (received, net)                             211                   1,828                     (885)

Non-Cash financing activities

      Mandatorily redeemable convertible
       preferred stock converted to
       Common Stock                                        $13,479                  $    -                   $    -

Note 11 - Loss on Foundry Investment

     In November 1995, the Company entered into certain agreements with IC WORKS, Inc. a privately-held company located in San Jose, California. Pursuant to these agreements, in 1996 the Company purchased $3.0 million of preferred stock of IC WORKS and provided $10.4 million in capital equipment. In return for this investment, TelCom received a guarantee of submicron wafer capacity at specified prices for a period of five years, projected to start in late 1997. The shortage of wafer capacity projected in late 1995 has diminished and since late 1995, substantial foundry capacity has been available worldwide while overall demand has not increased proportionately. Consequently, wafer pricing has decreased dramatically, which has changed the economic viability of the foundry business in which the Company invested. As a result, in the first quarter of 1997, the Company recorded an impairment loss on its foundry investment of $8.0 million, consisting of a $3.0 million write down of the preferred stock and a $5.0 million impairment write down of the equipment. In the fourth quarter of 1997, pursuant to an agreement with IC WORKS, the Company sold the $10.4 million dollars of equipment at IC WORKS for $5.2 million and invested an additional $1.5 million in preferred stock of IC WORKS, Inc. This agreement terminates the Company's operating agreement with IC WORKS and its wafer production arrangement was amended to allow the Company to purchase wafers for a period of time prior to finding an alternative supplier, up to April 1998. As a result of these events and transactions, the Company recorded a loss of $8.3 million on its foundry investment in 1997 (of which $8.0 million was recorded in the first quarter of 1997), which consists of a $3.0 million write down of the preferred stock, a loss on the sale of the equipment of $5.2 million, and $.1 million of costs associated with prepayment penalties on financing of the equipment and legal fees. Two of the Company's directors who served during 1997 also served as directors of IC WORKS. Purchases from IC WORKS during 1997 aggregated $1.7 million and accounts payable to IC WORKS at December 31, 1997 was $.2 million.

ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
         FINANCIAL  DISCLOSURE
         ---------------------

     Not applicable.

                                    PART III
                                    --------

     Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 16, 1998, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

      (a) Executive Officers -- See the section entitled "Executive Officers" in Part I, Item 1 hereof.

      (b) Directors -- The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

     The disclosure required by Item 405 of Regulation S-K is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The information required by this Item is incorporated by reference to the sections entitled "Compensation of Executive Officers" and "Compensation of Directors" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The information required by this Item is incorporated by reference to the sections entitled "Principal Share Ownership" and "Security Ownership of Management" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this Item is incorporated by reference to the section entitled "Certain Transactions" in the Proxy Statement.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

14(a) Exhibits

Exhibit
Number                                                             Description of Document
---------------     ---------------------------------------------------------------------------------------------------------------

3.1+                  Restated Certificate of Incorporation of Registrant.

3.2+                  Bylaws of Registrant.

3.3+                  Certificate of Ownership and Merger merging TelCom Semiconductor, Inc., a California Corporation, with and into TelCom Semiconductor, Inc., a Delaware Corporation

10.1+                 Form of Indemnification Agreement for Executive Officers and Directors.

10.2+*                1994 Stock Option Plan and form of Stock Option Agreement.

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

10.7+                 Loan and Security Agreement dated November 17, 1994 between the Registrant and PhoenixCor Corporation

10.8+                 Authorized Distributor Agreement between Future Electronics, Inc. and the Registrant.

10.9+                 1995 Distributor/Sales Representative Warrant Plan.

10.10+                First Amendment to Lease dated as of July 10, 1995.

10.11++               Operating Agreement between the Registrant and IC Works, Inc. dated as of November 2, 1995

10.12++               Wafer Production Agreement between the Registrant and IC Works, Inc. dated as of November 2, 1995

10.13+++              Amendment to Lease Agreement dated December 20, 1993 related to premises located at 1300 Terra Bella Avenue,
                      Mountain View, California

10.14++++             Tenancy Agreements dated July 28, 1997 related to a portion of the premises located at the Jing Wah Building
                      No. 10 Sam Chuk Street, Hong Kong.

10.15+++++            Director Option Plan

21.1+                 List of subsidiaries.

23.1                  Consent of Price Waterhouse LLP. Independent Accountants

27.1                  Financial Data Schedule


+ Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (file no. 33-93840-LA), as amended, filed on June 22, 1995.

++ Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the period ended September 30, 1995.

+++ Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the period ended December 31, 1995.

++++ Incorporated by reference from the Registrant's Annual Report on Form 10-Q for the period ended June 30, 1997.

+++++ Incorporated by reference from the Registrant's Registration Statement on Form S8 (file no. 333-31433), as amended, filed on June 22, 1995.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

14 (b) Reports on Form 8-K: Report on Form 8K dated December, 1997 with respect to a change in the Company's fiscal year end from the last Friday of December to the Friday closest to December 31 of each year.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on March 11, 1998.

                                      TELCOM SEMICONDUCTOR, INC.



                                      By:       /s/ Phillip M. Drayer
                                          --------------------------------
                                                    Phillip M. Drayer
                                          Chief Executive Officer and President


                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Phillip M. Drayer and R. Michael O'Malley, and each of them acting individually, as his attorney-in-fact, each with full power of substitution for him in any and all capacities, to sign any and all amendments to this report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our attorney to any and all amendments to said Report.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                                                Title                                        Date
----------------------------                ------------------------------------------------         ----------------------
/s/ Phillip M. Drayer                         Chief Executive Officer and President                    March 11, 1998
----------------------------                  (Principal Executive Officer) and Director
    Phillip M. Drayer


/s/ R. Michael O'Malley                       Vice President, Chief Operating Officer and              March 11, 1998
----------------------------                  Chief Financial Officer (Principal Financial
    R. Michael O'Malley                       Officer)


/s/ Kenneth J. Rose                           Chief Accounting Officer and Corporate                   March 11, 1998
----------------------------                  Controller (Principal Accounting Officer)
    Kenneth J. Rose


/s/ Donald E. Fowler                          Director                                                 March 11, 1998
----------------------------
    Donald E. Fowler


/s/ Frank Gill                                Director                                                 March 11, 1998
----------------------------
    Frank Gill


/s/ T. Peter Thomas                           Director                                                 March 11, 1998
----------------------------
    T. Peter Thomas

                                                    TELCOM SEMICONDUCTOR, INC.

                                                         INDEX TO EXHIBITS
                                                         -----------------
                                                                                                                       Sequentially
Exhibit                                                                                                                  Numbered
Number                                                   Description of Document                                           Page

3.1+                  Restated Certificate of Incorporation of Registrant.

3.2+                  Bylaws of Registrant.

3.3+                  Certificate of Ownership and Merger merging TelCom Semiconductor, Inc., a California
                      Corporation, with and into TelCom Semiconductor, Inc., a Delaware corporation

10.1+                 Form of Indemnification Agreement for Executive Officers and Directors.

10.2+*                1994 Stock Option Plan and form of Stock Option Agreement.

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

10.7+                 Loan and Security Agreement dated November 17, 1994 between the Registrant and PhoenixCor
                      Corporation.

10.8+                 Authorized Distributor Agreement between Future Electronics, Inc. and the Registrant.

10.9+                 1995 Distributor/Sales Representative Warrant Plan.

10.10+                First Amendment to Lease dated as of July 10, 1995.

10.11++               Operating Agreement between the Registrant and IC Works, Inc. dated as of November 2, 1995

10.12++               Wafer Production Agreement between the Registrant and IC Works, Inc. dated as of November 2,
                      1995.

10.13+++              Amendment to Lease Agreement dated December 20, 1993 related to premises located at 1300
                      Terra Bella Avenue, Mountain View, California.

10.14++++             Tenancy Agreements dated July 28, 1997 related to a portion of the premises located at the
                      Jing Wah Building No. 10 Sam Chuk Street, Hong Kong.

10.15+++++            Director Option Plan

21.1+                 List of subsidiaries.

23.1                  Consent of Price Waterhouse LLP. Independent Accountants                                                41

27.1                  Financial Data Schedule                                                                                 42

-------------------------------------
+ Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (file no. 33-93840-LA), as amended, filed on June 22, 1995.

++ Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the period ended September 30, 1995.

+++ Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the period ended December 31, 1995.

++++ Incorporated by reference from the Registrant's Annual Report on Form 10-Q for the period ended June 30, 1997.

+++++ Incorporated by reference from the Registrant's Registration Statement on Form S8 (file no. 333-31433), as amended, filed on June 22, 1995.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.