Form 10-Q
period 1998-03-31
TELCOM SEMICONDUCTOR INC
filed 1998-05-05
CIK 917415

================================================================================

                       SECURITY AND EXCHANGE COMMISSION
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---
        OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

                        TELEPHONE NUMBER (650) 968-9241
             (Registrant's telephone number, including area code)

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

The number of shares outstanding of the registrant's Common Stock as of May 4, 1998 was 16,549,310.

================================================================================

                          TELCOM SEMICONDUCTOR, INC.



                                   FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1998


                                     INDEX


                                                                        PAGE
                                                                         NO.
Part I. Financial Information

        Item 1. Financial Statements

                Condensed Consolidated Statements of Operations........   3

                Condensed Consolidated Balance Sheets..................   4

                Condensed Consolidated Statements of Cash Flows........   5

                Notes To Condensed Consolidated Financial Statements...   6-8

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................   9-16

Part II. Other Information

        Item 6. Exhibits and Reports on Form 8-K.......................  17


Signatures.............................................................  18

PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS


                          TELCOM SEMICONDUCTOR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                              Three Months Ended
                                                      ----------------------------------
                                                          Mar. 31,           Mar. 31,
                                                           1998                1997
                                                      ---------------     --------------

Net sales................................................    $15,474          $ 11,123

Cost of sales............................................      8,895             6,705
                                                             -------          --------
Gross profit.............................................      6,579             4,418
                                                             -------          --------
Operating expenses:
    Research and development.............................      1,315             1,182
    Selling, general and administrative..................      2,527             2,061
    Loss on foundry investment...........................          -             8,000
                                                             -------          --------
          Total operating expenses.......................      3,842            11,243
                                                             -------          --------
Income (loss) from operations............................      2,737            (6,825)
Interest income (expense), net...........................         96              (174)
                                                             -------          --------
Income (loss) before income taxes........................      2,833            (6,999)

Provision for income taxes...............................        765               271
                                                             -------          --------
Net income (loss)........................................    $ 2,068          $ (7,270)
                                                             =======          ========
Per share data:
    Net income (loss)
           Basic.........................................      $0.13           $(0.45)
                                                             =======          ========
           Diluted.......................................      $0.12           $(0.45)
                                                             =======          ========
Number of shares used to compute per share data:
           Basic.........................................     16,476            16,023
                                                             =======          ========
           Diluted.......................................     17,718            16,023
                                                             =======          ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          TELCOM SEMICONDUCTOR, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (Unaudited)

                                                   Mar. 31,         Dec. 31,
                                                     1998             1997
                                                --------------   -------------
ASSETS

Current assets:
    Cash and cash equivalents.....................   $18,428          $17,110
    Marketable securities.........................     1,435            2,469
    Accounts receivable...........................     8,047            7,452
    Inventory.....................................     9,265            8,289
    Deferred income taxes.........................     1,167            1,167
    Other current assets..........................       516              751
                                                     -------          -------
        Total current assets......................    38,858           37,238

Property and equipment, net.......................    15,575           14,946
Other assets......................................     1,500            1,500
                                                     -------          -------
                                                     $55,933          $53,684
                                                     =======          =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of notes payable..............   $ 2,529          $ 2,641
    Accounts payable..............................     3,870            3,461
    Accrued liabilities...........................     2,313            2,460
    Deferred distributor income...................     1,445            1,429
    Income taxes payable..........................     3,003            2,566
                                                     -------          -------
        Total current liabilities.................    13,160           12,557

Notes payable.....................................     2,916            3,462
Deferred income taxes.............................     1,244            1,244
                                                     -------          -------
        Total liabilities.........................    17,320           17,263
                                                     -------          -------
Stockholders' equity:
    Common stock..................................        17               16
    Additional paid-in capital....................    34,512           34,389
    Notes receivable from stockholders............        (2)              (2)
    Retained earnings.............................     4,086            2,018
                                                     -------          -------
        Total stockholders' equity................    38,613           36,421
                                                     -------          -------
                                                     $55,933          $53,684
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

                           TELCOM SEMICONDUCTOR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                             Three Months Ended
                                                         -------------------------
                                                                 Mar. 31,
                                                        --------------------------
                                                           1998            1997
                                                        ----------      ----------
Cash flows from operating activities:
Net income (loss)......................................  $ 2,068        $ (7,270)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
      Loss on foundry investment.......................        -           8,000
      Depreciation and amortization....................    1,337             928
      Changes in assets and liabilities:
           Accounts receivable.........................     (595)            237
           Inventory...................................     (976)           (341)
           Income tax receivable.......................        -           1,430
           Other current assets........................      235              47
           Accounts payable............................      409             761
           Accrued liabilities.........................     (147)           (368)
           Deferred distributor income.................       16              88
           Income taxes payable........................      437            (105)
                                                         -------        --------
Net cash provided by operating activities..............    2,784           3,407
                                                         -------        --------
Cash flows from investing activities:
      Purchases of property and equipment..............   (1,966)           (810)
      Sales of marketable securities, net..............    1,034             (12)
                                                         -------        --------
Net cash used for investing activities.................     (932)           (822)
                                                         -------        --------
Cash flows from financing activities:
      Proceeds from sale of common stock...............      124             219
      Payments on notes payable........................     (658)           (853)
                                                         -------        --------
Net cash used for financing activities.................     (534)           (634)
                                                         -------        --------
Net increase in cash and cash equivalents..............    1,318           1,951
Cash and cash equivalents at the beginning of period...   17,110          12,761
                                                         -------        --------
Cash and cash equivalents at the end of period.........  $18,428        $ 14,712
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

                          TELCOM SEMICONDUCTOR, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)
                                  (Unaudited)

     1. The Company and Basis of  Presentation:

     TelCom Semiconductor, Inc. ("TelCom" or the "Company") designs, develops, manufactures and markets a diversified portfolio of high performance analog integrated circuits for use in a wide variety of electronic systems. The Company operates and reports financial results on a 52-53 week fiscal year ending on the Friday closest to the last day of December. For convenience, the Company has presented its fiscal year as ending December 31, and its fiscal quarter as ending March 31.

     In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the December 31, 1997 financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein.

     This report on Form 10-Q for the period ended March 31, 1998 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     2. Net Income (Loss) per Share

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

     Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below:

                                                               Three Months Ended
                                                          ----------------------------
                                                             Mar. 31,       Mar. 31,
                                                          -------------  -------------
                                                               1998           1997
                                                          -------------  -------------
Net income (loss) available to common shareholders.........   $ 2,068       $(7,270)
                                                              =======       =======
Weighted average common stock outstanding (basic)..........    16,476        16,023

Effect of dilutive warrants and options....................     1,242             -
                                                              -------       -------
Weighted average common stock outstanding (diluted)........    17,718        16,023
                                                              =======       =======
Earnings per share:

Basic......................................................   $  0.13       $ (0.45)
                                                              =======       =======
Diluted....................................................   $  0.12       $ (0.45)
                                                              =======       =======

     Options to purchase 68,500 shares of commons stock at a weighted average price of $13.67 per share were outstanding at March 31, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common stock during the period. Due to the Company's net loss from continuing operations in the period ending March 31, 1997, a calculation of EPS assuming dilution is not required. At March 31, 1997, there were 2,352,000 options and warrants outstanding to purchase common stock at a weighted average price of $3.15 per share.

     3. Balance Sheet Details:

                                              Mar. 31,        Dec. 31,
                                                1998           1997
                                           -------------   ------------
Inventory:
             Raw material..................  $    884         $    871
             Work in process...............     5,896            4,385
             Finished goods................     2,485            3,033
                                             --------         --------
                                             $  9,265         $  8,289
                                             ========         ========
Property and equipment:
             Equipment.....................  $ 22,518         $ 20,081
             Leasehold improvements........     2,737            2,708
                                             --------         --------
                                               25,255           22,789
             Accumulated depreciation......   (11,148)          (9,811)
                                             --------         --------
                                               14,107           12,978
             Construction in progress......     1,468            1,968
                                             --------         --------
                                             $ 15,575         $ 14,946
                                             ========         ========
Accrued  liabilities:
             Payroll and related...........  $  2,116         $  1,667
             Other.........................       197              793
                                             --------         --------
                                             $  2,313         $  2,460
                                             ========         ========

     4. Loss on Foundry Investment

     In November 1995, the Company entered into certain agreements with IC WORKS, Inc. a privately-held company located in San Jose, California. Pursuant to these agreements, in 1996 the Company purchased $3.0 million of preferred stock of IC WORKS and provided $10.4 million in capital equipment. In return for this investment, TelCom received a guarantee of submicron wafer capacity at specified prices for a period of five years, projected to start in late 1997. The shortage of wafer capacity projected in late 1995 has diminished and since late 1995, substantial foundry capacity has been available worldwide while overall demand has not increased proportionately. Consequently, wafer pricing has decreased dramatically, which has changed the economic viability of the foundry business in which the Company invested. As a result, in the first quarter of 1997, the Company recorded an impairment loss on its foundry investment of $8.0 million, consisting of a $3.0 million write down of the preferred stock and a $5.0 million impairment write down of the equipment. In the fourth quarter of 1997, pursuant to an agreement with IC WORKS, the Company sold the $10.4 million dollars of equipment at IC WORKS for $5.2 million and invested an additional $1.5 million in preferred stock of IC WORKS, Inc. This agreement terminated the Company's operating agreement with IC WORKS.

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

     In November 1995, the Company entered into certain agreements with IC WORKS, Inc., a privately-held company located in San Jose, California. Pursuant to such agreements, the Company purchased $3.0 million of preferred stock of IC WORKS and provided $10.4 million in capital equipment. In return for this investment, TelCom received a guarantee of submicron wafer capacity at specified prices for a period of five years, projected to start in late 1997. The shortage of wafer capacity projected in late 1995 has diminished and since late 1995, substantial foundry capacity has been available worldwide while overall demand has not increased proportionately. Consequently, wafer pricing has decreased dramatically, which has changed the economic viability of the foundry business in which the Company invested. As a result, in 1997, the Company recorded a loss of $8.3 million on its foundry investment which consists of a $3.0 million write down of the preferred stock, a loss on the sale of the equipment of $5.2 million, and $.1 million of costs associated with prepayment penalties on financing of the equipment and legal fees. Pursuant to an agreement with IC WORKS, Inc., in the fourth quarter of 1997, the Company sold the $10.4 million of equipment at IC WORKS for $5.2 million and invested an additional $1.5 million in preferred stock of IC WORKS, Inc. This agreement terminated the Company's operating agreement with IC WORKS and its wafer production arrangement was amended to allow the Company to purchase wafers through March 31, 1998. During the period ending March 31, 1998, final production wafers were received from IC WORKS and the Company was in the process of qualifying another foundry for future production of submicron wafers.

RESULTS OF OPERATIONS

NET SALES

     Net sales for the three month period ended March 31, 1998 increased $4.4 million or 39.1% from the corresponding period in the prior fiscal year. The increase in sales was primarily due to higher sales volume in the Company's power management product line. International sales for the three month period ended March 31, 1998 were 64% of total sales for the period compared to 61% of total sales for the same period in the prior year. Sales in the European market increased in the three month period ended March 31, 1998 by $1.8 million, or 45% compared to the same period in the prior year, primarily due to higher sales of power management products. For the three month period ended March 31, 1998, three OEM customers, Motorola, Intel and Compaq Computer, accounted for approximately 40%, 6% and 5%, respectively, of net sales compared to 29%, 2% and 6%, respectively, of net sales for the same period in the prior year. Future Electronics, one of the Company's distributors, accounted for 11% of the Company's net sales for the three month period ended March 31,1998 compared to 12% of net sales for same period in the prior year.

GROSS MARGIN

     Gross margin as a percentage of sales for the three month period ended March 31, 1998 increased to 42.5% from 39.7% in the corresponding period in the prior year. The increase in gross margin was caused by higher gross margins on sales of power management products. The Company's ability to increase gross margins will depend on the successful introduction of its new proprietary products and increasing manufacturing output at the Company's wafer fabrication facility to spread the fixed costs over an increasing number of units, thereby reducing the fixed costs per unit.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses for the three month period ended March 31, 1998 increased to $1.3 million compared to $1.2 million for the corresponding period in the prior year. This increase was primarily due to an increase in salaries and wages and associated costs for additional design and application engineers. Such expenses as a percent of sales decreased in the three month period ended March 31, 1998 to 8.5% of sales compared to 10.6% of sales for the corresponding period in the prior year. The Company expects research and development expenses generally to increase in absolute dollars in future periods although such expenses may fluctuate as a percentage of net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three month period ended March 31, 1998 increased to $2.5 million compared to $2.1 million for the corresponding period in the prior year. This increase was primarily due to increases in salaries and staffing in sales and administration and increased advertising for new product support. Such expenses as a percent of sales decreased in the three month period ended March 31, 1998 to 16.3% of sales compared to 18.5% of sales for the corresponding period in the prior year. The Company expects selling, general and administrative expenses generally to increase in absolute dollars in future periods although such expenses may continue to fluctuate as a percentage of net sales.

INTEREST INCOME (EXPENSE), NET

     For the three month period ended March 31, 1998, net interest income was $96,000 compared to net interest expense of $174,000 for the corresponding period in the prior year. The increase in net interest income is due to lower interest expenses associated with equipment financing.

INCOME TAXES

     The effective tax rate for the three month period ended March 31, 1998 was 27% which reflects a blended rate of United States, Hong Kong, and German tax rates. This effective rate compares to (3.9)% for the corresponding period in the prior year which was a result of a tax rate of 27% reflecting the blended rate of United States, Hong Kong, and German tax rates, offset by the recording of a valuation allowance on the income tax benefit of the loss on foundry investment.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, the Company had $19.9 million of cash, cash equivalents and marketable securities. The Company generated $2.8 million of cash from operating activities during the three months ended March 31, 1998 primarily reflecting net income of $2.1 million, depreciation of $1.3 million and a net decrease of $.6 million in working capital items. The net decrease in working capital items primarily reflects an increase in current liabilities of $.3 million, an increase in income taxes payable of $.4 million, offset by an increase in accounts receivable of $.6 million and an increase in inventories of $1.0 million.

     At March 31, 1998, the Company had notes payable of $5.4 million, the proceeds of which were utilized to purchase certain equipment securing such notes. These notes bear interest ranging from 9% to 13% per annum and are payable in monthly installments of principal and interest.

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

     Dependence on International Sales and Operations. International sales for the three month period ended March 31, 1998 were 64% of total sales for the period compared to 61% of total sales for the same period in the prior year. The Company expects international sales to continue to represent a significant portion of product sales. International sales and operations involve various risks, including unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general political risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because a substantial majority of the Company's international sales are denominated in United States dollars, increases in the value of the dollar would increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products, the sales of which are denominated in local currencies. There can be no assurance that regulatory, political and other factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices.

     Customer and Distributor Concentration. A limited number of customers and distributors has accounted for a significant portion of the Company's net sales. For the three month period ended March 31, 1998, three OEM customers, Motorola, Intel and Compaq Computer, accounted for approximately 40%, 6% and 5%, respectively, of net sales compared to 29%, 2% and 6%, respectively, of net sales for the same period in the prior year. Future Electronics, one of the Company's distributors, accounted for 11% of the Company's net sales for the three month period ended March 31, 1998 compared to 12% of net sales for the same period in the prior year. The Company anticipates that it will continue to be dependent or may increase its dependence on a number of key customers and distributors for a significant portion of its net sales. The reduction, delay or cancellation of orders from one or more significant customers for any reason could materially and adversely affect the Company's operating results. The Company is also dependent on sales representatives and distributors for the sale of its products to many of its customers. Such distributors sell competitors' products and are not within the control of the Company. Loss of one or more of the Company's current distributors or disruption of the Company's sales and distribution channels could materially and adversely affect the Company's business and operating results.

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

     Year 2000 Issues. There is a risk to the Company from unforeseen problems related to the "Year 2000 issue." The "Year 2000" issue arises because most computer systems and programs were designed to handle only a two-digit year, not a four-digit year. When Year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date related computations or could process them incorrectly. The Company has performed an initial assessment of its information system and does not anticipate any internal Year 2000 issues from its own information systems, databases or programs. However, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors, and financial organizations with which the Company interacts. The Company is in the process of developing a plan to determine the impact that third parties who are not Year 2000 compliant may have on the operations of the Company.

     Market Risk Disclosure.

     Interest Rate Risk The Company does not use derivative financial instruments in its investment portfolio. The Company's investment portfolio is generally comprised of municipal government securities that mature within one year. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of the Company's investment portfolio, the Company does not expect any material loss with respect to its investment portfolio.

     Foreign Currency Exchange Rate Risk- Certain of the Company's sales, cost of manufacturing and marketing are transacted in local currencies. As a result, the Company's international results of operations are subject to foreign exchange rate fluctuations. The Company does not currently hedge against foreign currency rate fluctuations. Gains and losses from such fluctuations have not been material to the Company's consolidated results of operations.

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



                                        TELCOM SEMICONDUCTOR, INC.
                                          (Registrant)



Date: May 4, 1998                   By: /s/ Phillip M. Drayer
                                        ----------------------------------
                                        Phillip M. Drayer
                                        President
                                        Chief Executive Officer



Date: May 4, 1998                   By: /s/ R. Michael O'Malley
                                        ----------------------------------
                                        R. Michael O' Malley
                                        Chief Financial Officer