Form 10-Q
period 1998-06-30
TELCOM SEMICONDUCTOR INC
filed 1998-08-14
CIK 917415

_______________________________________________________________________________
_______________________________________________________________________________

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                 FORM 10 - Q


(Mark One)
X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-
            OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                     OR

_      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from..................to.......................

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

The number of shares outstanding of the registrant's Common Stock as of August 10, 1998 was 16,699,665.

_______________________________________________________________________________
_______________________________________________________________________________

                         TELCOM SEMICONDUCTOR, INC.



                                  FORM 10-Q

                     FOR THE QUARTER ENDED JUNE 30, 1998


                                    INDEX

                                                                                  PAGE
                                                                                   NO.
Part I. Financial Information

          Item 1. Financial Statements

                    Condensed Consolidated Statements of Operations                 3

                    Condensed Consolidated Balance Sheets                           4

                    Condensed Consolidated Statements of Cash Flows                 5

                    Notes To Condensed Consolidated Financial Statements           6-9


          Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                       10-18

          Item 3. Quantitative and Qualitative Disclosures About Market Risk        18

Part II. Other Information

          Item 4. Submission of Matters to a Vote of Security Holders               19

          Item 6. Exhibits and Reports on Form 8-K                                  19

Signatures                                                                          20

PART I. FINANCIAL INFORMATION

       ITEM 1. FINANCIAL STATEMENTS


                                     TELCOM SEMICONDUCTOR, INC.

                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In thousands, except per share data)
                                            (Unaudited)

                                                    Three Months Ended                      Six Months Ended
                                           ---------------------------------      ----------------------------------
                                               June 30,            June 30,           June 30,             June 30,
                                                 1998                1997               1998                 1997
                                           ---------------     -------------      ---------------      -------------

Net sales                                          $14,023           $13,733              $29,497            $24,856

Cost of sales                                        8,907             7,681               17,802             14,386
                                           ---------------     -------------      ---------------      -------------

Gross profit                                         5,116             6,052               11,695             10,470
                                           ---------------     -------------      ---------------      -------------

Operating expenses:
    Research and development                         1,376             1,393                2,691              2,575
    Selling, general and administrative              2,757             2,326                5,284              4,387
    Loss on foundry investment                           -                 -                    -              8,000
                                           ---------------     -------------      ---------------      -------------

          Total operating expenses                   4,133             3,719                7,975             14,962
                                           ---------------     -------------      ---------------      -------------

Income (loss) from operations                          983             2,333                3,720             (4,492)
Interest income (expense), net                         116               (95)                 212               (269)
                                           ---------------     -------------      ---------------      -------------

Income (loss) before income taxes                    1,099             2,238                3,932             (4,761)

Provision for income taxes                             296               604                1,061                875
                                           ---------------     -------------      ---------------      -------------

Net income (loss)                                  $   803           $ 1,634              $ 2,871            $(5,636)
                                           ===============     =============      ===============      =============

Per share data:
    Net income (loss)
       Basic                                       $  0.05           $  0.10              $   .17            $ (0.35)
                                           ===============     =============      ===============      =============
       Diluted                                     $  0.05           $  0.10              $   .16            $ (0.35)
                                           ===============     =============      ===============      =============

Number of shares used to compute per
   share data
       Basic                                        16,537            16,113               16,506             16,068
                                                               =============      ===============      =============
       Diluted                                      17,547            16,931               17,632             16,068
                                           ===============     =============      ===============      =============


      The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 TELCOM SEMICONDUCTOR, INC.

                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (In thousands)
                                        (Unaudited)

                                                         June 30,                    Dec. 31,
                                                           1998                       1997
                                                     -----------------         -----------------
ASSETS

Current assets:
    Cash and cash equivalents                                  $15,209                   $17,110
    Marketable securities                                        3,013                     2,469
    Accounts receivable                                          7,916                     7,452
    Inventory                                                    8,612                     8,289
    Deferred income taxes                                        1,167                     1,167
    Other current assets                                           570                       751
                                                     -----------------         -----------------
        Total current assets                                    36,487                    37,238

Property and equipment, net                                     16,476                    14,946
Other assets                                                     1,500                     1,500
                                                     -----------------        ------------------

                                                               $54,463                   $53,684
                                                     =================        ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of notes payable                           $ 2,373                  $ 2,641
    Accounts payable                                             2,689                    3,461
    Accrued liabilities                                          1,857                    2,460
    Deferred distributor income                                  1,507                    1,429
    Income taxes payable                                         2,488                    2,566
                                                     -----------------        -----------------
        Total current liabilities                               10,914                   12,557

Notes payable                                                    2,411                    3,462
Deferred income taxes                                            1,244                    1,244
                                                     -----------------        -----------------

        Total liabilities                                       14,569                   17,263
                                                     -----------------        -----------------

Stockholders' equity:
     Common stock                                                   16                       16
    Additional paid-in capital                                  34,991                   34,389
    Notes receivable from stockholders                              (2)                      (2)
    Retained earnings                                            4,889                    2,018
                                                      ----------------        -----------------
        Total stockholders' equity                              39,894                   36,421
                                                      ----------------        -----------------

                                                               $54,463                  $53,684
                                                      ================        =================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                     TELCOM SEMICONDUCTOR, INC.

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In thousands)
                                           (Unaudited)

                                                                           Six Months Ended
                                                         --------------------------------------------------
                                                                               June 30,
                                                         --------------------------------------------------
                                                                   1998                         1997
                                                         ---------------------        ---------------------
Cash flows from operating activities:
Net income (loss)                                                      $ 2,871                      $(5,636)
Adjustments to reconcile net income (loss) to net
   cash provided by (used for) operating activities:
      Impairment loss on foundry investment                                  -                        8,000
      Depreciation and amortization                                      2,757                        1,929
      Changes in assets and liabilities:
           Accounts receivable                                            (464)                      (1,388)
           Inventory                                                      (323)                        (626)
           Income tax receivable                                             -                        1,430
           Other current assets                                            181                           85
           Accounts payable                                               (772)                       1,460
           Accrued liabilities                                            (603)                         562
           Deferred distributor income                                      78                          147
           Income taxes payable                                            (78)                         560
                                                         ---------------------        ---------------------
Net cash provided by operating activities                                3,647                        6,523
                                                         ---------------------        ---------------------

Cash flows from investing activities:
      Purchases of property and equipment                               (4,287)                      (2,850)
      Sales (purchases) of marketable securities,
       net                                                                (544)                       5,202
                                                         ---------------------        ---------------------
Net cash provided by (used for) investing activities                    (4,831)                       2,352
                                                         ---------------------        ---------------------

Cash flows from financing activities:
      Proceeds from sale of common stock                                   602                          477
      Notes receivable from stockholders                                     -                            4
      Borrowings on notes payable                                            -                          283
      Payments on notes payable                                         (1,319)                      (1,668)
                                                         ---------------------        ---------------------
Net cash used for financing activities                                    (717)                        (904)
                                                         ---------------------        ---------------------

Net increase (decrease) in cash and cash
      equivalents                                                       (1,901)                       7,971
Cash and cash equivalents at the beginning of period                    17,110                       12,761
                                                         ---------------------        ---------------------

Cash and equivalents at the end of period                              $15,209                      $20,732
                                                         =====================        =====================

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

     This report on Form 10-Q for the period ended June 30, 1998 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and Form 10-Q for the period ended March 31, 1998.


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

     Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below:

                                                Three Months Ended                         Six Months Ended
                                      ------------------------------------      -----------------------------------
                                          June 30,             June 30,             June 30,             June 30,
                                            1998                 1997                 1998                 1997
                                      ---------------      ---------------      ---------------      --------------
Net income (loss) available to
  common shareholders                         $   803              $ 1,634              $ 2,871             $(5,636)
                                      ===============      ===============      ===============      ==============

Weighted average common stock
  outstanding (basic)                          16,537               16,113               16,506              16,068

Effect of dilutive warrants and
 options                                        1,010                  818                1,126                   -
                                      ---------------      ---------------      ---------------      --------------

Weighted average common stock
  outstanding (diluted)                        17,547               16,931               17,632              16,068
                                      ===============      ===============      ===============      ==============

Income (loss) per share:

Basic                                         $  0.05              $  0.10              $  0.17             $ (0.35)
                                      ===============      ===============      ===============      ==============

Diluted                                       $  0.05              $  0.10              $  0.16             $ (0.35)
                                      ===============      ===============      ===============      ==============

     Options to purchase 126,640 shares of common stock at a weighted average price of $8.71 per share were outstanding at June 30, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common stock during the period. Options to purchase 136,000 shares of common stock at a weighted average price of $6.01 per share were outstanding at June 30, 1997 but were not included in the computation of diluted EPS for the three months ended June 30, 1997 because the options' exercise price was greater than the average market price of common stock during the period. Due to the company's net loss from operations for the six months ended June 30, 1997, a calculation of EPS assuming dilution is not required. At June 30, 1997, there were 2,008,126 options and warrants outstanding to purchase common stock at a weighted average price of $3.17 per share.

     In June 1998, the Company's Board of Directors approved a repricing of outstanding employee stock options. As a result of the repricing, 934,243 options with exercise prices ranging from $7.00 to $15.94 were exchanged for new stock options with an exercise price of $4.31 per share.

     3. Balance Sheet Details:

                                                  June 30,                 Dec. 31,
                                                    1998                     1997
                                             ------------------       ------------------
Inventory:

             Raw material                        $         978              $       871
             Work in process                             5,724                    4,385
             Finished goods                              1,910                    3,033
                                             ------------------       ------------------

                                                 $       8,612              $     8,289
                                             ==================       ==================

Property and equipment:
             Equipment                           $      24,841              $    20,081
             Leasehold improvements                      2,737                    2,708
                                             ------------------       ------------------
                                                        27,578                   22,789
             Accumulated depreciation                  (12,568)                  (9,811)
                                             ------------------       ------------------
                                                        15,010                   12,978
             Construction in progress                    1,466                    1,968
                                             ------------------       ------------------


                                                 $      16,476              $    14,946
                                             ==================       ==================

Accrued  liabilities:
             Payroll and related                 $       1,808              $     1,667
             Customer deposits and other                    49                      793
                                             ------------------       -------------------

                                                 $       1,857              $     2,460
                                             ==================       ===================

     4. Loss on Foundry Investment

     In November 1995, the Company entered into certain agreements with IC WORKS, Inc. a privately-held company located in San Jose, California. Pursuant to these agreements, in 1996 the Company purchased $3.0 million of preferred stock of IC WORKS and provided $10.4 million in capital equipment. In return for this investment, TelCom received a guarantee of submicron wafer capacity at specified prices for a period of five years, projected to start in late 1997. The shortage of wafer capacity projected in late 1995 has diminished and since late 1995, substantial foundry capacity has been available worldwide while overall demand has not increased proportionately. Consequently, wafer pricing has decreased dramatically, which has changed the economic viability of the foundry business in which the Company invested. As a result, in the first quarter of 1997, the Company recorded an impairment loss on its foundry investment of $8.0 million, consisting of a $3.0 million write down of the preferred stock and a $5.0 million impairment write down of the equipment. In the fourth quarter of 1997, pursuant to an agreement with IC WORKS, the Company sold its $10.4 million of equipment at IC WORKS for $5.2 million and invested an additional $1.5 million in preferred stock of IC WORKS, Inc. This agreement terminated the Company's operating agreement with IC WORKS.

     5. Subsequent Event

     In July 1998, the Company's Board of Directors approved a stock repurchase program whereby up to 2 million shares of the Company's common stock may be purchased in the open market from time to time. As of August 12, 1998, 532,500 have been purchased for a total cost of $2.6 million.

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

       In the third quarter the Company will announce a restructuring plan (the plan) for the closure of its fabrication facility and termination of certain employees. As a result of the plan, the Company anticipates incurring charges for the write down and write off of manufacturing facilities, equipment and improvements; transfer of its wafer probe operation from its Mountain View, California facility to its Hong Kong facility; severance of manufacturing and other personnel and other costs.

       The Company plans to shut down its five-inch wafer fabrication facility in Mountain View, California and use third party foundries for all of its wafer fabrication. A majority of the Company's new products that have been developed in the past year utilize sub-micron wafer technology and are currently fabricated by outside foundries. All other remaining wafers are fabricated in the Mountain View facility. The fabrication of these wafers will be transferred to third party foundries during the next six to nine months. The facility shutdown is a result of developments in the semiconductor industry, primarily decreasing average selling prices, and the availability of low cost wafer fabrication capacity. Competitive designs use submicron technology which allows for more die per wafer than the five inch wafer fabrication currently used in the Mountain View, California facility. To convert the Mountain View facility to a six inch submicron facility the Company would be required to make substantial investments in its facility and equipment over a period of time. By utilizing wafer foundries with six inch submicron facilities, the Company will be able to qualify and purchase wafers in a shorter period and at a lower cost. The majority of the estimated third quarter charge relates to the write down of the carrying value of the Company's fabrication equipment to estimated fair value. The fair value of the fabrication equipment is based on third party estimates of fair value.

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

     In November 1995, the Company entered into certain agreements with IC WORKS, Inc., a privately-held company located in San Jose, California. Pursuant to such agreements, the Company purchased $3.0 million of preferred stock of IC WORKS and provided $10.4 million in capital equipment. In return for this investment, TelCom received a guarantee of submicron wafer capacity at specified prices for a period of five years, projected to start in late 1997. The shortage of wafer capacity projected in late 1995 has diminished and since late 1995, substantial foundry capacity has been available worldwide while overall demand has not increased proportionately. Consequently, wafer pricing has decreased dramatically, which has changed the economic viability of the foundry business in which the Company invested. As a result, in 1997, the Company recorded a loss of $8.3 million on its foundry investment which consists of a $3.0 million write down of the preferred stock, a loss on the sale of the equipment of $5.2 million, and $.1 million of costs associated with prepayment penalties on financing of the equipment and legal fees. Pursuant to an agreement with IC WORKS, Inc., in the fourth quarter of 1997, the Company sold its $10.4 million of equipment at IC WORKS for $5.2 million and invested an additional $1.5 million in preferred stock of IC WORKS, Inc. This agreement terminated the Company's operating agreement with IC WORKS and final production wafers were received from IC WORKS in the period ending March 1998. The Company currently is in the process of qualifying another foundry for future production of submicron wafers.

RESULTS OF OPERATIONS

NET SALES

     Net sales for the three month and six month periods ended June 30, 1998 increased $.3 million or 2.1% and $4.6 million or 18.7%, respectively, from the corresponding periods in the prior fiscal year. These increases in sales were primarily due to higher sales volume in the Company's power management product line. International sales for each of the three month and six month periods ended June 30, 1998 were 64% of total sales compared to 67% and 65%, respectively, of total sales for the same periods in the prior year. Sales in the European market increased in the three month and six month periods ended June 30, 1998 by $1.0 million, or 27% and $2.8 million, or 36%, respectively, compared to the three month and six month periods ended June 30, 1997, primarily due to higher sales of power management products. For the three month period ended June 30, 1998, three OEM customers, Motorola, Intel and Compaq Computer, accounted for approximately 34%, 8% and 5%, respectively, of net sales compared to 29%, 4% and 6%, respectively, of net sales for the same period in the prior year. In the six month period ended June 30, 1998, Motorola, Intel and Compaq Computer accounted for approximately 37%, 7% and 5%, respectively, of net sales compared to 29%, 3% and 6%, respectively, of net sales for the same period in the prior year. Future Electronics, one of the Company's distributors, accounted for 11% of the Company's net sales during each of the three month and six month periods ended June 30,1998 compared to 10% and 11%, respectively, of net sales for the same periods in the prior year.

GROSS  MARGIN

     Gross margin as a percentage of sales for the three month and six month periods ended June 30, 1998 decreased to 36.5% and 39.7%, respectively, from 44.1% and 42.1%, respectively, in the corresponding periods in the prior year. The decreases in gross margin were caused by lower production volume in the Company's wafer fabrication facility due to lower wafer starts associated with a planned inventory reduction program. The Company's ability to increase gross margins will depend on the successful introduction of its new proprietary products and controlling its wafer costs. As part of the Company's restructuring plan, the Company is closing its wafer fabrication facility and will rely on wafer foundries. Thus, future wafer cost will depend on the volume and availability from the Company's wafer fabrication foundries.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses for the three month period ended June 30, 1998 was $1.4 million compared to $1.4 million for the corresponding period in the prior year. Research and development expenses for the six month period ended June 30, 1998 increased to $2.7 million compared to $2.6 million for the corresponding period in the prior year. Such expenses as a percent to sales decreased in the three month and six month periods ending June 30, 1998 to 9.8% and 9.1% of sales, respectively, from 10.1% and 10.4% of sales, respectively, for the corresponding periods in the prior year. The Company expects research and development expenses generally to increase in absolute dollars in future periods although such expenses may fluctuate as a percentage of net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three month and six month periods ended June 30, 1998 increased to $2.8 million and $5.3 million, respectively, compared to $2.3 million and $4.4 million for the corresponding periods in the prior year. These increases were primarily due to increases in sales personnel, severance cost associated with reducing headcount of 6 employees, and increased advertising costs associated with new products. Such expenses as a percent of sales increased in the three month and six month periods ended June 30, 1998 to 19.7% and 17.9% of sales, respectively, compared to 16.9% and 17.6% of sales for the corresponding periods in the prior year. The Company expects selling, general and administrative expenses generally to increase in absolute dollars in future periods although such expenses may continue to fluctuate as a percentage of net sales.

INTEREST INCOME (EXPENSE), NET

     For the three month and six month periods ended June 30, 1998, net interest income was $116,000 and $212,000, respectively, compared to net interest expense of $95,000 and $269,000 for the corresponding periods in the prior year. The increase in net interest income is due to lower interest cost associated with equipment financing.

INCOME TAXES.

     The effective tax rate for the three month period ended June 30, 1998 was 27% consistent with the corresponding period in the prior year. The effective tax rate for the six month period ended June 30, 1998 was 27%, which reflects a blended rate of United States, Hong Kong, and German tax rates. This effective tax rate compares to (18.4%) for the corresponding period in the prior year which was a result of a tax rate of 27% reflecting the blended rate of the United States, Hong Kong, and German tax rates, offset by the recording of a valuation allowance on the income tax benefit of the loss on foundry investment.

LIQUIDITY AND CAPITAL RESOURCES.

     As of June 30, 1998, the Company had $18.2 million of cash, cash equivalents and marketable securities. The Company generated $3.6 million of cash from operating activities during the six months ended June 30, 1998 primarily reflecting net income of $2.9 million, depreciation of $2.8 million and a net increase of $2.0 million in working capital items. The net increase in working capital items primarily reflects an increase in accounts receivable of $464,000 due to higher sales, and a decrease in current liabilities of $1.4 million, offset by an increase in inventories of $323,000.

     The Company utilized $4.8 million of cash from investing activities during the six months ended June 30, 1998 primarily reflecting the purchase of production equipment for $4.3 million and the purchase of marketable securities of $544,000.

     At June 30, 1998, the Company had notes payable of $4.8 million, the proceeds of which were utilized to purchase certain equipment securing such notes. These notes bear interest ranging from 9% to 13% per annum and are payable in monthly installments of principal and interest.

     The Company believes that its current cash, cash equivalent and marketable securities balances, together with anticipated cash flow from operations, will be sufficient to meet the Company's needs for the next twelve months.

     The Company is currently planning to shut down its wafer fabrication facility in Mountain View, California. The planned shut down should take place within the next 12 months. As a result of the facility shut down, the Company will utilize third party foundries for all of its wafer fabrication work, which should result in cost savings due to significantly lower wafer costs. As a result of the plan, the Company anticipates incurring charges for the write down and write off of manufacturing facilities, equipment and improvements; transfer of its wafer probe operation from its Mountain View, California facility to its Hong Kong facility; severance of manufacturing and other personnel and other costs. In addition, certain employee severance costs will continue to be incurred until the facility is fully shut down. The Company currently plans to continue its back-end manufacturing operations at its Hong Kong facility.

RECENTLY ISSUED ACCOUNTING STANDARD

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. Adopting the provisions of SFAS 133 are not expected to have a material effect on the Company's consolidated financial statements. The standard is effective for the Company in fiscal 2000.

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

     Increased Dependence On Wafer Suppliers. The Company has historically obtained at least a majority of it wafers from its own wafer fabrication facility. Since quarter ended December 1997, the Company has obtained wafers for a majority of its new products from independent wafer fabrication foundries. The Company is currently planning to shut down its wafer facility, and, as a result, within the next twelve months, the Company expects that all of its wafer requirements will be supplied by outside foundries. There are certain significant risks associated with the Company's increased reliance on outside foundries, including the lack of assured wafer supply and control over delivery schedules, the unavailability of or delay in obtaining access to key process technologies and limited control over manufacturing yields and production costs. In addition, the manufacture of integrated circuits is a highly complex and technically demanding process. Although the Company has undertaken to diversify its sources of wafer supply and works closely with its foundries to minimize the likelihood of reduced manufacturing yields, all of the major wafer foundries have from time to time experienced lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new process technologies. Lower than expected yields at foundries that supply the Company could materially and adversely affect the Company's operating results. In addition, the Company's reliance upon offshore foundries will subject the Company to risks of exchange rate fluctuations, export and import restrictions, trade sanctions, tariff increases and political instability.

     The Company's current and expected purchases of wafers from outside foundries are pursuant to purchase orders and, accordingly, the Company does not and will not have a guaranteed level of wafer capacity. Therefore, the Company's wafer suppliers could choose to prioritize capacity for other uses or reduce or eliminate deliveries to the Company on short notice. Although there is currently ample available capacity in the industry, the semiconductor industry is highly cyclical and in recent years, wafer capacity has been quite scarce. Thus, particularly in times of scarce capacity, there can be no assurance that the Company's foundries will allocate sufficient wafer capacity to satisfy the Company's requirements. Any material disruptions in the supply of wafers to the Company could materially and adversely affect the Company's operating results. In the event of any such disruption, if the Company were unable to qualify alternative manufacturing sources for existing and new products in a timely manner or if such sources were unable to produce wafers with acceptable manufacturing yields, the Company's business and operating results would be materially and adversely affected.

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

     Dependence on International Sales and Operations. International sales for each of the three month and six month periods ended June 30, 1998 were 64% of total sales compared to 67% and 65%, respectively, of total sales for the same periods in the prior year. The Company expects international sales to continue to represent a significant portion of product sales. International sales and operations involve various risks, including unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general political risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because a substantial majority of the Company's international sales are denominated in United States dollars, increases in the value of the dollar would increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products, the sales of which are denominated in local currencies. There can be no assurance that regulatory, political and other factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices.

     Customer and Distributor Concentration. A limited number of customers and distributors has accounted for a significant portion of the Company's net sales. For the three month period ended June 30, 1998, three OEM customers, Motorola, Intel and Compaq Computer, accounted for approximately 34%, 8% and 5%, respectively, of net sales compared to 29%, 4% and 6%, respectively, of net sales for the same period in the prior year. In the six month period ended June 30, 1998, Motorola, Intel and Compaq Computer accounted for approximately 37%, 7% and 5%, respectively, of net sales compared to 29%, 3% and 6%, respectively, of net sales for the same period in the prior year. Future Electronics, one of the Company's distributors, accounted for 11% of the Company's net sales during each of the three month and six month periods ended June 30, 1998 compared to 10% and 11%, respectively, of net sales for each of the same periods in the prior year. The Company anticipates that it will continue to be dependent or may increase its dependence on a number of key customers and distributors for a significant portion of its net sales. The reduction, delay or cancellation of orders from one or more significant customers for any reason would materially and adversely affect the Company's operating results. The Company is also dependent on sales representatives and distributors for the sale of its products to many of its customers. Such distributors also sell competitors' products and are not within the control of the Company. Loss of one or more of the Company's current distributors or disruption of the Company's sales and distribution channels could materially and adversely affect the Company's business and operating results.

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

     The Company currently depends on third party subcontractors for all of its assembly and a significant portion of its wafer fabrication needs. In connection with its restructuring, the Company will rely on foundries for all of its future wafer requirements. In the event that any of the Company's foundries or subcontractors were to experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in supply to the Company, the Company's operating results would be adversely affected until alternative foundries or subcontractors, if any, became available.

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

     The Company regards elements of its product design and equipment as proprietary and seeks to protect its proprietary rights through a combination of employee and third party non-disclosure agreements, internal procedures and patent protection. Notwithstanding the Company's attempts to protect its proprietary rights, the Company believes that its future success will depend primarily upon the technical expertise, creative skills and management abilities of its officers and key employees rather than on patent and copyright ownership. The Company also relies substantially on trade secrets and proprietary technology to protect technology and manufacturing know-how, and works actively to foster continuing technological innovation to maintain and protect its competitive position. There can be no assurance that the Company's competitors will not independently develop or patent substantially equivalent or superior technologies.

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

     Year 2000 Issues. There is a risk to the Company from unforeseen problems related to the "Year 2000 issue." The "Year 2000" issue arises because most computer systems and programs were designed to handle only a two-digit year, not a four-digit year. When Year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date related computations or could process them incorrectly. The Company has completed an assessment of its information systems and does not anticipate any internal material Year 2000 issues from its own information systems, databases or programs. Certain software packages are currently being upgraded to compliant versions. The costs incurred to date and expected in the future are not material to the Company's financial condition or results of operations. However, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors, and financial organizations with which the Company interacts. The Company is in the process of determining the impact that third parties who are not Year 2000 compliant may have on the operations of the Company. Non compliance by any of the Company's major distributors, suppliers, customers, vendors, or financial organizations could result in business disruptions that could have a material adverse affect on the Company's consolidated results of operations, liquidity and financial condition. Being that the Company has not completed an assessment of significant third party compliance, contingency plans have not been developed. Upon completion of the assessment, a contingency plan will be developed to minimize the Company's exposure to work slowdowns or business disruptions and adverse affects on the Company's results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market Risk Disclosure.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         Registrant held its Annual Meeting of Shareholders on April 16, 1998.

         At the meeting the following matters were voted upon, and the number of votes cast for and against, as well as the number of abstentions and broker non votes, as to each such matter, along with a separate tabulation with respect to each nominee for office, is set forth below:

1. Election of directors to serve for the ensuing year and until their successors are duly elected and qualified.

                                           For                 Against            Abstention              Non Votes
                                   ------------------     ---------------     -----------------    --------------------

Phillip M. Drayer                          13,859,363                   0               754,056                       0
T. Peter Thomas                            13,860,113                   0               753,306                       0
Donald E. Fowler                           13,858,963                   0               754,456                       0
Frank Gill                                 13,858,513                   0               754,906                       0
R. Michael O'Malley                        13,861,913                   0               751,506                       0

2.  Approval of amendment to 1994 Stock Option Plan

                                           For                 Against            Abstention              Non Votes
                                   ------------------     ---------------     -----------------    --------------------

                                           7,707,959           1,740,974                19,716                        0

3.  Approval of Amendment to Employee Stock Purchase Plan


                                           For                 Against            Abstention              Non Votes
                                   ------------------     ---------------     -----------------    --------------------

                                           8,906,127             584,402                20,485                        0

4. Ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the current fiscal year ending December 31, 1998.

                                           For                 Against            Abstention              Non Votes
                                   ------------------     ---------------     -----------------    --------------------

                                          14,598,462               8,557                 6,400                        0


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



                                               TELCOM SEMICONDUCTOR, INC.
                                                (Registrant)


Date: August 13, 1998                  By:   /s/ Phillip M. Drayer
                                           ----------------------------------

                                             Phillip M. Drayer
                                             President
                                             Chief Executive Officer



Date: August 13, 1998                  By:   /s/ Robert G. Gargus
                                           ----------------------------------

                                             Robert G. Gargus
                                             Chief Financial Officer