Form 10-Q
period 1998-09-30
TELCOM SEMICONDUCTOR INC
filed 1998-11-13
CIK 917415

================================================================================

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                 FORM 10 - Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
                          EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
EXCHANGE ACT OF 1934

For the transition period from......................to.......................

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

The number of shares outstanding of the registrant's Common Stock as of November 9, 1998 was 14,479,676.

================================================================================

                         TELCOM SEMICONDUCTOR, INC.



                                  FORM 10-Q

                  FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                    INDEX

                                                                                   PAGE
                                                                                    NO.
Part I. Financial Information

         Item 1. Financial Statements

                 Condensed Consolidated Statements of Operations                     3

                 Condensed Consolidated Balance Sheets                               4

                 Condensed Consolidated Statements of Cash Flows                     5

                 Notes To Condensed Consolidated Financial Statements               6-9


         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                         10-19

         Item 3. Quantitative and Qualitative Disclosures About Market Risk          19

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K                                    20

Signatures                                                                           21

PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS


                          TELCOM SEMICONDUCTOR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                    Three Months Ended                      Nine Months Ended
                                           ---------------------------------      ----------------------------------
                                              Sept. 30,          Sept. 30,           Sept. 30,           Sept. 30,
                                                1998                1997               1998                 1997
                                           --------------      -------------      --------------       -------------

Net sales                                  $       12,702      $      15,564      $       42,199       $      40,420
Cost of sales                                       8,790              8,556              26,592              22,942
                                           --------------      -------------      --------------       -------------
Gross profit                                        3,912              7,008              15,607              17,478
                                           --------------      -------------      --------------       -------------

Operating expenses:
    Research and development                        1,440              1,637               4,131               4,212
    Selling, general and administrative             2,159              2,455               7,443               6,842
    Restructuring and other                         6,781                  -               6,781                   -
    Loss on foundry investment                          -                  -                   -               8,000
                                           --------------      -------------      --------------       -------------
          Total operating expenses                 10,380              4,092              18,355              19,054
                                           --------------      -------------      --------------       -------------
Income (loss) from operations                      (6,468)             2,916              (2,748)             (1,576)
Interest income (expense), net                        106                (76)                318                (345)
                                           --------------      -------------      --------------       -------------
Income (loss) before income taxes                  (6,362)             2,840              (2,430)             (1,921)
Provision (benefit) for income taxes                 (250)               766                 811               1,641
                                           --------------      -------------      --------------       -------------
Net income (loss)                          $       (6,112)     $       2,074      $       (3,241)      $      (3,562)
                                           ==============      =============      ==============       =============

Per share data:
    Net income (loss)
       Basic                               $        (0.38)     $        0.13      $        (0.20)      $       (0.22)
                                           ==============      =============      ==============       =============
       Diluted                             $        (0.38)     $        0.12      $        (0.20)      $       (0.22)
                                           ==============      =============      ==============       =============

Number of shares used to compute per
   share data:
       Basic                                       16,111             16,255              16,375              16,130
                                           ==============      =============      ==============       =============
       Diluted                                     16,111             17,753              16,375              16,130
                                           ==============      =============      ==============       =============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TELCOM SEMICONDUCTOR, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                                       Sept. 30,           Dec. 31,
                                                                          1998               1997
                                                                     -------------      -------------

ASSETS
Current assets:
    Cash and cash equivalents                                        $      15,500      $      17,110
    Marketable securities                                                        -              2,469
    Accounts receivable                                                      7,556              7,452
    Inventory                                                                7,117              8,289
    Deferred income taxes                                                    1,167              1,167
    Other current assets                                                       935                751
                                                                     -------------      -------------
        Total current assets                                                32,275             37,238

Property and equipment, net                                                 10,973             14,946
Other assets                                                                 1,500              1,500
                                                                     -------------      -------------

                                                                     $      44,748      $      53,684
                                                                     =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of notes payable                                 $       2,097      $       2,641
    Accounts payable                                                         3,221              3,461
    Accrued liabilities                                                      3,422              2,460
    Deferred distributor income                                              1,740              1,429
    Income taxes payable                                                     1,895              2,566
                                                                     -------------      -------------
        Total current liabilities                                           12,375             12,557

Notes payable                                                                2,027              3,462
Other long term liabilities                                                  1,066                  -
Deferred income taxes                                                        1,244              1,244
                                                                     -------------      -------------

        Total liabilities                                                   16,712             17,263
                                                                     -------------      -------------
Stockholders' equity:
    Common stock                                                                15                 16
    Additional paid-in capital                                              35,062             34,389
    Notes receivable from stockholders                                          (2)                (2)
    Treasury stock                                                          (5,816)                 -
    Retained earnings (accumulated deficit)                                 (1,223)             2,018
                                                                     -------------      -------------
        Total stockholders' equity                                          28,036             36,421
                                                                     -------------      -------------

                                                                     $      44,748      $      53,684
                                                                     =============      =============



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TELCOM SEMICONDUCTOR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                              Nine Months Ended
                                                                     ----------------------------------
                                                                                   Sept. 30,
                                                                     ----------------------------------
                                                                         1998                 1997
                                                                     --------------      --------------
Cash flows from operating activities:
Net income (loss)                                                    $       (3,241)     $       (3,562)
Adjustments to reconcile net income (loss) to net
   cash provided by (used for) operating activities:
      Loss on foundry investment                                                  -               8,000
      Restructuring and other                                                 6,781                   -
      Depreciation and amortization                                           4,277               2,874
      Changes in assets and liabilities:
           Accounts receivable                                                 (104)             (2,167)
           Inventory                                                          1,172              (1,155)
           Income tax receivable                                                  -               1,430
           Other current assets                                                 116                  54
           Accounts payable                                                    (240)              3,724
           Accrued liabilities                                                   96                 760
           Deferred distributor income                                          311                 292
           Income taxes payable                                                (671)              1,273
                                                                     --------------      --------------
Net cash provided by operating activities                                     8,497              11,523
                                                                     --------------      --------------

Cash flows from investing activities:
      Purchases of property and equipment                                    (5,453)             (5,656)
      Sales of marketable securities, net                                     2,469               5,202
                                                                     --------------      --------------
Net cash used for investing activities                                       (2,984)               (454)
                                                                     --------------      --------------

Cash flows from financing activities:
      Proceeds from sale of common stock                                        672                 787
      Repurchase of common stock                                             (5,816)
      Notes receivable from stockholders                                          -                   9
      Borrowings on notes payable                                                 -                 283
      Payments on notes payable                                              (1,979)             (2,550)
                                                                     --------------      --------------
Net cash used for financing activities                                       (7,123)             (1,471)
                                                                     --------------      --------------

Net increase (decrease) in cash and cash
   Equivalents                                                               (1,610)              9,598
Cash and cash equivalents at the beginning of period                         17,110              12,761
                                                                     --------------      --------------

Cash and equivalents at the end of period                            $       15,500      $       22,359
                                                                     ==============      ==============

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

     This report on Form 10-Q for the period ended September 30, 1998 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and its quarterly reports on Form 10-Q for the periods ended March 31, 1998 and June 30, 1998.


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

     Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below:

                                                Three Months Ended                        Nine Months Ended
                                      ------------------------------------      -----------------------------------
                                          Sept. 30,            Sept. 30,            Sept. 30,            Sept. 30,
                                            1998                 1997                 1998                 1997
                                      --------------       ---------------      --------------       --------------
Net income (loss) available to
  common shareholders                 $       (6,112)      $         2,074      $       (3,241)      $       (3,562)
                                      ==============       ===============      ==============       ==============

Weighted average common stock
  outstanding (basic)                         16,111                16,255              16,375               16,130

Effect of dilutive warrants and                    -                 1,498                   -                    -
 options
                                      --------------       ---------------      --------------       --------------

Weighted average common stock
  outstanding (diluted)                       16,111                17,753              16,375               16,130
                                      ==============       ===============      ==============       ==============

Net income (loss) per share:

Basic                                 $        (0.38)      $          0.13      $        (0.20)      $        (0.22)
                                      ==============       ===============      ==============       ==============

Diluted                               $        (0.38)      $          0.12      $        (0.20)      $        (0.22)
                                      ==============       ===============      ==============       ==============

     Due to the company's net loss from operations for the three and nine month periods ended September 30, 1998, a calculation of EPS assuming dilution is not required. At September 30, 1998, there were 2,925,075 options and warrants outstanding to purchase common stock at a weighted average exercise price of $3.78 per share.

     Due to the company's net loss from operations for the nine months ended September 30, 1997, a calculation of EPS assuming dilution is not required. At September 30, 1997, there were 2,054,185 options and warrants outstanding to purchase common stock at a weighted average exercise price of $3.69 per share.

     In June 1998, the Company's Board of Directors approved a repricing of outstanding employee stock options. As a result of the repricing, 934,243 options with exercise prices ranging from $7.00 to $15.94 were exchanged for new stock options with an exercise price of $4.31 per share.

     In July 1998, the Company's Board of Directors approved a stock repurchase program whereby up to 2,000,000 shares of the Company's common stock may be purchased in the open market from time to time. As of September 30, 1998, 1,317,500 shares have been repurchased for $5.8 million.

     In October 1998, the Company's Board of Directors approved a stock repurchase program whereby an additional 2,000,000 shares of the Company's common stock may be purchased in the open market from time to time. Subsequent to September 30, 1998, 959,500 shares had been repurchased for $2 million.

     3. Balance Sheet Details:

                                                       Sept. 30,             Dec. 31,
                                                         1998                  1997
                                                   ---------------       --------------
Inventory:
             Raw material                          $           651       $          871
             Work in process                                 4,652                4,385
             Finished goods                                  1,814                3,033
                                                   ---------------       --------------

                                                   $         7,117       $        8,289
                                                   ===============       ==============

Property and equipment:
             Equipment                             $        15,674       $       20,081
             Carrying value of fab assets to be
              disposed of                                    2,239                    -
             Leasehold improvements                             81                2,708
                                                   ---------------       --------------
                                                            17,994               22,789
             Accumulated depreciation                       (7,523)              (9,811)
                                                   ---------------       --------------
                                                            10,471               12,978
             Construction in progress                          502                1,968
                                                   ---------------       --------------
                                                   $        10,973       $       14,946
                                                   ===============       ==============

Accrued  liabilities:
             Payroll and related                   $         2,695       $        1,667
             Customer deposits and other                       727                  793
                                                   ---------------       --------------
                                                   $         3,422       $        2,460
                                                   ===============       ==============


     4. Restructuring and Other Charges

     In September 1998, the Company recorded a $6.1 million restructuring charge to write down and write off manufacturing equipment and facilities improvements; accrue for future idle facility space; the severance of manufacturing and other personnel and other costs.

The Company plans to shut down its five-inch wafer fabrication facility in Mountain View, California and use third party foundries for all of its wafer fabrication. A majority of the Company's new products that have been developed in the past year utilize sub-micron wafer technology and are currently fabricated by outside foundries. All other remaining wafers are fabricated in the Mountain View facility. The fabrication of these wafers is anticipated to be transferred to third party foundries prior to the end of 1998. The facility shutdown is a result of developments in the semiconductor industry, primarily decreasing average selling prices, and the availability of low cost wafer fabrication capacity. Competitive designs use submicron technology which allows for more die per wafer than the five inch wafer fabrication currently used in the Mountain View facility. To convert the Mountain View facility to a six inch submicron facility the Company would be required to make substantial investments in its facility and equipment over a period of time. By utilizing wafer foundries with six inch submicron facilities, the Company believes that it will be able to qualify and purchase wafers in a shorter time period and at a lower cost. The majority of the third quarter charge relates to the write down of the carrying value of the Company's fabrication equipment to estimated fair value. The cost and accumulated depreciation of the fabrication equipment prior to the write down was $13,027,000 and $6,330,000, respectively. The fair value of the fabrication equipment was estimated to be $2,239,000 resulting in a write down of $4,458,000 during the third quarter. The fair value of the fabrication equipment was based on third party estimates of fair value.

The third quarter restructuring charge also included accrued future lease costs for the facility that will be left idle as a result of the facility closure. The Company has a five year operating lease for the facility which expires in December 2004. As a result of the fabrication facility closure, the facility will remain idle for the remainder of the lease term.

Additionally, the third quarter restructuring charge included severance payments for approximately 38 employees, to be terminated upon closing of the facility. Because of the structure of the severance plan, the Company anticipates recording an additional $400,000 in the fourth quarter of 1998 related to severance costs for such employees.

The following table sets forth the Company's accruals for third quarter restructuring expense and charges taken against the accrual for the quarter ended September 30, 1998 and the remaining restructuring accrual balance at September 30, 1998:

(in thousands)

                                                          1998
                                                      Restructuring                            Balance
                                                         Expense             Utilized        Sept. 30, 1998
                                                    -----------------    ---------------    ----------------
Future idle facility charge                         $           1,406    $             -    $          1,406
Employee severance and other                                      276                  -                 276
                                                    -----------------    ---------------    ----------------

                                                    $           1,682    $             -    $          1,682
                                                    =================    ===============    ================


Separately, the Company recorded other one time charges of $641,000 during the third quarter of 1998, comprised of $391,000 for the write-off of certain equipment in Hong Kong and $250,000 for certain litigation settlement costs. These charges were included in Restructuring and other as a separate component of operating expenses.


     5. Loss on Foundry Investment

     In November 1995, the Company entered into certain agreements with IC WORKS, Inc. a privately-held company located in San Jose, California. Pursuant to these agreements, in 1996 the Company purchased $3.0 million of preferred stock of IC WORKS and provided $10.4 million in capital equipment. In return for this investment, TelCom received a guarantee of submicron wafer capacity at specified prices for a period of five years, projected to start in late 1997. The shortage of wafer capacity projected in late 1995 diminished and since late 1995, substantial foundry capacity has been available worldwide while overall demand has not increased proportionately. Consequently, wafer pricing has decreased dramatically, which has changed the economic viability of the foundry business in which the Company invested. As a result, in the first quarter of 1997, the Company recorded an impairment loss on its foundry investment of $8.0 million, consisting of a $3.0 million write down of the preferred stock and a $5.0 million impairment write down of the equipment. In the fourth quarter of 1997, pursuant to an agreement with IC WORKS, the Company sold its $10.4 million of equipment at IC WORKS for $5.2 million and invested an additional $1.5 million in preferred stock of IC WORKS, Inc. This agreement terminated the Company's operating agreement with IC WORKS.

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

     The Company plans to shut down its five-inch wafer fabrication facility in Mountain View, California and use third party foundries for all of its wafer fabrication. A majority of the Company's new products that have been developed in the past year utilize sub-micron wafer technology and are currently fabricated by outside foundries. All other remaining wafers are fabricated in the Mountain View facility. The fabrication of these wafers is anticipated to be transferred to third party foundries prior to the end of 1998. The facility shutdown is a result of developments in the semiconductor industry, primarily decreasing average selling prices, and the availability of low cost wafer fabrication capacity. Competitive designs use submicron technology which allows for more die per wafer than the five inch wafer fabrication currently used in the Mountain View facility. To convert the Mountain View facility to a six inch submicron facility the Company would be required to make substantial investments in its facility and equipment over a period of time. By utilizing wafer foundries with six inch submicron facilities, the Company believes that it will be able to qualify and purchase wafers in a shorter time period and at a lower cost. As a result, the Company recorded restructuring and other charges totaling $6.8 million during the three months ended September 30, 1998. The majority of the estimated third quarter charge relates to the write down of the carrying value of the Company's fabrication equipment to estimated fair value. The fair value of the fabrication equipment is based on third party estimates of fair value.

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

     In November 1995, the Company entered into certain agreements with IC WORKS, Inc., a privately-held company located in San Jose, California. Pursuant to such agreements, the Company purchased $3.0 million of preferred stock of IC WORKS and provided $10.4 million in capital equipment. In return for this investment, TelCom received a guarantee of submicron wafer capacity at specified prices for a period of five years, projected to start in late 1997. The shortage of wafer capacity projected in late 1995 has diminished and since late 1995, substantial foundry capacity has been available worldwide while overall demand has not increased proportionately. Consequently, wafer pricing has decreased dramatically, which has changed the economic viability of the foundry business in which the Company invested. As a result, in 1997, the Company recorded a loss of $8.3 million on its foundry investment which consists of a $3.0 million write down of the preferred stock, a loss on the sale of the equipment of $5.2 million, and $.1 million of costs associated with prepayment penalties on financing of the equipment and legal fees. Pursuant to an agreement with IC WORKS, Inc., in the fourth quarter of 1997, the Company sold its $10.4 million of equipment at IC WORKS for $5.2 million and invested an additional $1.5 million in preferred stock of IC WORKS, Inc. This agreement terminated the Company's operating agreement with IC WORKS and final production wafers were received from IC WORKS in the quarter ending March 1998.

RESULTS OF OPERATIONS

NET SALES

     Net sales for the three month and nine month periods ended September 30, 1998 decreased $2.9 million or 18.4% and increased $1.8 million or 4.4%, respectively, from the corresponding periods in the prior fiscal year. The decrease in net sales for the three month period ending September 30, 1998 was primarily due to lower sales volume in the Company's mixed signal and sensor product lines. The increase in net sales for the nine month period ending September 30, 1998 was primarily due to higher volume of sales in the Company's power management product line offset by lower sales volume in the Company's mixed signal and sensor product lines. International sales for the three month and nine month periods ended September 30, 1998 were 67% and 65%, respectively, of total sales compared to 64% of total sales for each of the same periods in the prior year. Sales in the European market decreased in the three month period ended September 30, 1998 by $1.3 million, or 27% and increased in the nine month period ended September 30, 1998 by $1.5 million, or 12% compared to the three month and nine month periods ended September 30, 1997, primarily due to changes in sales of power management products. For the three month period ended September 30, 1998, three OEM customers, Motorola, Intel and Compaq Computer, accounted for approximately 40%, 10% and 3%, respectively, of net sales compared to 33%, 2% and 8%, respectively, of net sales for the same period in the prior year. In the nine month period ended September 30, 1998, Motorola, Intel and Compaq Computer accounted for approximately 38%, 8% and 5%, respectively, of net sales compared to 30%, 3% and 7%, respectively, of net sales for the same period in the prior year. Future Electronics, one of the Company's distributors, accounted for 13% and 12%, respectively, of the Company's net sales for the three month and nine month periods ended September 30,1998 compared to 10% of net sales for each of the same periods in the prior year.

GROSS  PROFIT

     Gross profit as a percentage of sales (gross margin) for the three month and nine month periods ended September 30, 1998 decreased to 30.8% and 37.0%, respectively, from 45.0% and 43.2%, respectively, in the corresponding periods in the prior year. The decreases in gross margin were caused by lower production volume in the Company's wafer fabrication facility due to lower wafer starts associated with a planned inventory reduction program. The Company's ability to increase gross margins will depend on the successful introduction of its new proprietary products and controlling its wafer costs. As part of the

Company's restructuring plan, the Company is closing its wafer fabrication facility and will rely on wafer foundries for fabricated wafers. Thus, future wafer costs will depend on the volume and availability of wafers from the Company's wafer fabrication foundries.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses for the three month and nine month periods ended September 30, 1998 decreased to $1.4 million and $4.1 million, respectively, compared to $1.6 million and $4.2 million, respectively, for the corresponding periods in the prior year. Such expenses as a percentage of sales increased to 11.3% and 9.8% of sales in the three month and nine month periods ending September 30, 1998, respectively, compared to 10.5% and 10.4%, respectively, for the corresponding periods in the prior year. The Company expects research and development expenses generally to increase in absolute dollars in future periods although such expenses may fluctuate as a percentage of net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three month period ended September 30, 1998 decreased to $2.2 million compared to $2.5 million for the corresponding period in the prior year. Selling, general and administrative expenses for the nine month period ended September 30, 1998 increased to $7.4 million compared to $6.8 million for the corresponding period in the prior year. The decrease over the third quarter period was primarily due to decreases in outside sales commissions from lower sales and a decrease in advertising costs. Such expenses as a percentage of sales increased in the three month and nine month periods ended September 30, 1998 to 17.0% and 17.6% of sales, respectively, compared to 15.8% and 16.9% of sales, respectively, for the corresponding periods in the prior year. The Company expects selling, general and administrative expenses generally to increase in absolute dollars in future periods although such expenses may continue to fluctuate as a percentage of net sales.

RESTRUCTURING AND OTHER

     During the third quarter of 1998, the Company recognized restructuring and other charges of $6.8 million related to the closure of its Mountain View, California fabrication facility. The restructuring charge includes a write down of fabrication equipment of $4.5 million, costs associated with idle facility space of $1.4 million and severance costs of $.2 million associated with the closure. During the third quarter of 1998, the Company also recorded one time charges of $.4 million for the disposition of certain equipment in Hong Kong and $.3 million related to certain litigation settlement costs.


INTEREST INCOME (EXPENSE), NET

     For the three month and nine month periods ended September 30, 1998, net interest income was $106,000 and $318,000, respectively, compared to net interest expense of $76,000 and $345,000, respectively, for the corresponding periods in the prior year. The increase in net interest income over the three month and nine month periods is due to lower interest cost associated with equipment financing.

INCOME TAXES

     The effective tax rate for the three month and the nine month periods ended September 30, 1998 was 4% and (33%), respectively, compared to 27% and (85%), respectively, for the corresponding periods in the prior year. These rates are a result of the mix of income (loss) from the United States, Hong Kong, and Germany and the result of recording a valuation allowance relating to the benefit of future tax deductions, the realization of which is not assured.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Company had $15.5 million of cash, cash equivalents and marketable securities. The Company generated $8.5 million of cash from operating activities during the nine months ended September 30, 1998 primarily reflecting net income of $3.5 million before restructuring and other charges, depreciation of $4.3 million and a net increase of $.7 million in working capital items. The net increase in working capital primarily reflects an decrease in inventories of $1.2 million.

     The Company utilized $3.0 million of cash from investing activities during the nine months ended September 30, 1998 primarily reflecting the purchase of production equipment for $5.5 million offset by the sale of marketable securities of $2.5 million.

     The Company utilized $7.1 million of cash from financing activities during the nine months ended September 30, 1998 primarily due to the repurchase of the Company's common stock for $5.8 million and payments on notes payable of $2.0 million.

     At September 30, 1998, the Company had notes payable of $4.1 million, the proceeds of which were utilized to purchase certain equipment securing such notes. These notes bear interest ranging from 9% to 13% per annum and are payable in monthly installments of principal and interest.

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

     Increased Dependence On Wafer Suppliers. The Company has historically obtained at least a majority of it wafers from its own wafer fabrication facility. Since the quarter ended December 31, 1997, the Company has obtained wafers for a majority of its new products from independent wafer fabrication foundries. The Company is currently planning to shut down its wafer fabrication facility, and, as a result, within the next six months, the Company expects that all of its wafer requirements will be supplied by outside foundries. There are certain significant risks associated with the Company's increased reliance on outside foundries, including the lack of assured wafer supply and control over delivery schedules, the unavailability of or delay in obtaining access to key process technologies and limited control over manufacturing yields and production costs. In addition, the manufacture of integrated circuits is a highly complex and technically demanding process. Although the Company has undertaken to diversify its sources of wafer supply and works closely with its foundries to minimize the likelihood of reduced manufacturing yields, all of the major wafer foundries have from time to time experienced lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new process technologies. Lower than expected yields at foundries that supply the Company could materially and adversely affect the Company's operating results. In addition, the Company's reliance upon offshore foundries will subject the Company to risks of exchange rate fluctuations, export and import restrictions, trade sanctions, tariff increases and political instability.

     The Company's current and expected purchases of wafers from outside foundries are pursuant to purchase orders and, accordingly, the Company does not and will not have a guaranteed level of wafer capacity. Therefore, the Company's wafer suppliers could choose to prioritize capacity for other uses or reduce or eliminate deliveries to the Company on short notice. Although there is currently ample available capacity in the industry, the semiconductor industry is highly cyclical and in recent years, wafer capacity has been quite scarce. Thus, particularly in times of scarce capacity, there can be no assurance that the Company's foundries will allocate sufficient wafer capacity to satisfy the Company's requirements. Any material disruptions in the supply of wafers to the Company would materially and adversely affect the Company's operating results. In the event of any such disruption, if the Company were unable to qualify alternative manufacturing sources for existing and new products in a timely manner or if such sources were unable to produce wafers with acceptable manufacturing yields, the Company's business and operating results would be materially and adversely affected.

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

     Dependence on International Sales and Operations. International sales for the three month and nine month periods ended September 30, 1998 were 67% and 65%, respectively, of total sales compared to 64% of total sales for each of the same periods in the prior year. The Company expects international sales to continue to represent a significant portion of product sales. International sales and operations involve various risks, including unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general political risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because a substantial majority of the Company's international sales are denominated in United States dollars, increases in the value of the dollar would increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products, the sales of which are denominated in local currencies. There can be no assurance that regulatory, political and other factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices.

     Customer and Distributor Concentration. A limited number of customers and distributors has accounted for a significant portion of the Company's net sales. For the three month period ended September 30, 1998, three OEM customers, Motorola, Intel and Compaq Computer, accounted for approximately 40%, 10% and 3%, respectively, of net sales compared to 33%, 2% and 8%, respectively, of net sales for the same period in the prior year. In the nine month period ended September 30, 1998, Motorola, Intel and Compaq Computer accounted for approximately 38%, 8% and 5%, respectively, of net sales compared to 30%, 3% and 7%, respectively, of net sales for the same period in the prior year. Future Electronics, one of the Company's distributors, accounted for 13% and 12%, respectively, of the Company's net sales for the three month and nine month periods ended September 30, 1998 compared to 10% of net sales for each of the same periods in the prior year. The Company anticipates that it will continue to be dependent or may increase its dependence on a number of key customers and distributors for a significant portion of its net sales. The reduction, delay or cancellation of orders from one or more significant customers for any reason would materially and adversely affect the Company's operating results. The Company is also dependent on sales representatives and distributors for the sale of its products to many of its customers. Such distributors also sell competitors' products and are not within the control of the Company. Loss of one or more of the Company's current distributors or disruption of the Company's sales and distribution channels could materially and adversely affect the Company's business and operating results.

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

     The Company currently depends on third party subcontractors for all of its assembly and a significant portion of its wafer fabrication needs. In connection with its restructuring, the Company will rely on foundries for all of its future fabricated wafer requirements. In the event that any of the Company's foundries or subcontractors were to experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in supply to the Company, the Company's operating results would be adversely affected until alternative foundries or subcontractors, if any, became available.

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

     Semiconductor Industry. The semiconductor industry is characterized by rapid technological change, cyclical market patterns, significant price erosion, periods of over-capacity and production shortages, variations in manufacturing costs and yields and significant expenditures for capital equipment and product development. The industry has from time to time experienced depressed business conditions. Over the last several quarters, depressed industry conditions have adversely affected the Company's business and results of operations. The Company expects these soft market conditions to continue into the second quarter of 1999. There can be no assurance that the Company will not experience substantial period-to-period fluctuations in operating costs due to general semiconductor industry conditions or other factors.

     Year 2000 Issues. The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company has identified its Year 2000 risk in four categories: internal information systems; internal non-financial software and imbedded chip technology; product compliance; and external noncompliance by third parties.

INTERNAL INFORMATION SYSTEMS. During 1997, the Company inventoried all of its mission critical systems, programs and databases. Such systems, if failure occurred, could result in a disruption in business operations that could have a material adverse affect on the Company's operations. During 1998, the Company completed an assessment of its mission critical systems. As a result of the assessment, the Company does not anticipate any significant issues from its internal information systems. Certain software packages will require upgrading to Year 2000 compliant versions. The upgrades are expected to be completed by June 1999. The costs incurred to-date for the assessment performed and the anticipated costs to be incurred in the future to upgrade the software packages to compliant versions are not expected to be material to the Company's financial condition or results of operations and have been and will continue to be expensed in the periods incurred. Since the Company has completed its assessment and is in the process of making the necessary changes, the Company has not developed a contingency plan for its internal information systems.

INTERNAL NON-FINANCIAL SOFTWARE AND IMBEDDED CHIP TECHNOLOGY. During 1998, the Company completed an assessment of its non-financial software and imbedded chip technology regarding the impact of the Year 2000 on such non-financial systems as manufacturing equipment, and security equipment. As a result of the assessment, the Company does not anticipate any significant issues from its non-financial software and imbedded chip technology. If the Company is unable to achieve Year 2000 compliance for its major non-financial systems, the Year 2000 could have a material impact on the operations of the Company. The costs incurred to-date for the assessment performed and any anticipated costs to be incurred in the future related to internal non-financial software and imbedded chip technology are not expected to be material to the Company's financial condition or results of operations and have been and will continue to be expensed in the periods incurred. Since the Company has completed its assessment and has not found any significant issues, the Company has not developed a contingency plan for its internal non-financial software and imbedded chip technology.

PRODUCT COMPLIANCE

The Company designs, develops, manufactures and markets a wide portfolio of high performance integrated circuits. During 1998, the Company completed an assessment of its current products regarding its compliance with the Year 2000 issue. As a result of the assessment, the Company believes its products are Year 2000 compliant and does not anticipate any significant Year 2000 compliance issues. If the Company's products were found not to be Year 2000 compliant, the Year 2000 issue could have a material impact on the operations of the Company. The costs incurred to-date, for the assessment performed and any anticipated costs to be incurred in the future are not expected to be material to the Company's financial condition or results of operations and have been and will continue to be expensed in the periods incurred. Since the Company has completed its assessment and has not found any significant issues, the Company has not developed a contingency plan for its products.

EXTERNAL NONCOMPLIANCE BY CUSTOMERS AND SUPPLIERS. The Company is in the process of identifying and contacting its critical suppliers, service providers and contractors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. It is expected that full identification of any noncompliance issues in this area will be completed in the third quarter of 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change suppliers, service providers or contractors to those who have demonstrated Year 2000 readiness. However, there can be no assurance that the Company will be successful in finding such alternative suppliers, service providers and contractors. The costs incurred to-date for the assessment performed and any anticipated costs to be incurred in the future are not expected to be material to the

Company's financial condition or results of operations and have been and will continue to be expensed in the periods incurred. In the event that any of the Company's significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with new customers or alternate suppliers, the Company's business or operations could be materially adversely affected.

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



                                         TELCOM SEMICONDUCTOR, INC.
                                          (Registrant)



Date: November 13, 1998             By: /s/ Phillip M. Drayer
                                        ----------------------------------
                                        Phillip M. Drayer
                                        President
                                        Chief Executive Officer



Date: November 13, 1998             By:  /s/ Robert G. Gargus
                                         ----------------------------------
                                         Robert G. Gargus
                                         Chief Financial Officer