Form 10-K
period 1998-12-31
TELCOM SEMICONDUCTOR INC
filed 1999-03-08
CIK 917415

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                   FORM 10-K
(Mark One)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                       Identification Number)

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

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   YES [X]     NO[_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. [_]

     The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Company as of February 24, 1999, was approximately $39,766,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant's Common Stock outstanding as of February 24, 1999 was 14,436,372.

                      DOCUMENT INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders to be held April 15, 1999 are incorporated by reference in Part III of this Form 10-K.

================================================================================

                               TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----

PART I
Item 1.         Description of Business.............................................................        1
Item 2.         Description of Property.............................................................       10
Item 3.         Legal Proceedings...................................................................       10
Item 4.         Submission of Matters to a Vote of Security Holders.................................       10

PART II
Item 5.         Market for the Registrant's Common Equity and Related Stockholder Matters...........       11
Item 6.         Selected Consolidated Financial Data................................................       12
Item 7.         Management's Discussion and Analysis of Financial Condition and Results of
                Operations..........................................................................       13
Item 8.         Financial Statements................................................................       19
Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure..........................................................................       36

PART III
Item 10.        Directors and Executive Officers of the Registrant..................................       37
Item 11.        Executive Compensation..............................................................       37
Item 12.        Security Ownership of Certain Beneficial Owners and Management......................       37
Item 13.        Certain Relationships and Related Transactions                                             37

PART IV
Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................       38
SIGNATURES                                                                                                 39

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

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

     TelCom Semiconductor, Inc. (the "Company" or "TelCom") designs, develops, manufactures and markets a diversified portfolio of high-performance analog integrated circuits for a wide variety of applications in the industrial, wireless communications, computing, networking and medical markets. The Company's products comprise four principal product families: 1) Power Management
                                                                ----------------
Products such as MOSFET drivers, low drop-out regulators, DC to DC converters,
--------
and CMOS voltage detectors (including microprocessor supervisory circuits); 2) Data Converter Products which include data acquisition system and display analog
-----------------------
to digital converters; 3) Thermal Management Products that provide thermal
                          ---------------------------
control information, and 4) Linear Products such as operational amplifiers,
                            ---------------
voltage references and comparators that act as linear building blocks in a wide range of electronic systems. Within each family, the Company markets proprietary and selected second source products offering a range of performance, functionality, and price.

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


CUSTOMERS AND MARKETS
---------------------

     TelCom's basic marketing strategy is to identify and work with leading customers within each of its targeted market segments to jointly develop product solutions that offer a combination of high performance and increased functionality. An additional benefit of working with leading customers is the ability to gain insight into their next generation product requirements and to identify second source product needs that the Company may be in a position to fulfill. TelCom believes that its relationships with market leaders, such as Motorola and QualComm in the cellular telephone market and Compaq Computer and Intel in the PC market, enable the Company to sell such product solutions to other significant participants in such markets. TelCom also relies on its worldwide distribution network to accumulate information about other possible applications for the Company's products.

     The Company uses strategic partners to augment its product portfolio and core competencies, and to achieve new channels to market. In addition these strategic relationships are expected to allow the Company to more rapidly identify and respond to market opportunities.

     The Company's products are used in a broad range of applications within the industrial, wireless communications, networking, and computing markets. These categories are discussed below:

     WIRELESS AND NETWORKING MARKET  The proliferation of hand-held
     ------------------------------
communications devices such as cellular telephones, pocket pagers and personal two-way radios has created a demand for analog devices that monitor and reduce power consumption. TelCom offers a range of analog circuits to address the demands of these products for longer battery life. These circuits include battery full/low charge detection and DC-DC converters for the generation of voltages to drive liquid crystal displays, including backlighting. These devices are offered in miniature packages resulting in savings in space and weight. The Company's family of high current MOSFET drivers are used with TelCom's switch mode power supply controllers to regulate AC to DC power in cellular base stations, PBX and telephone and data communication equipment.

     COMPUTER MARKET  The rapid adoption of networked PCs, workstations and
     ---------------
servers and the deployment of
machines using high performance microprocessors have given rise to the need for reliable temperature rise detection for power supply shutdown and fan speed control. As part of its smart sensor product family, TelCom has a patented solid state temperature sensor that facilitates rapid temperature rise detection that can be used for controlled shutdown of equipment with no loss of data or destruction of critical or expensive components. This trend to protect critical components by replacing older mechanical solutions with high performance analog devices is extending into notebook computers, modular power supplies and industrial and consumer product temperature alarms. The reliability and robust nature of silicon make analog devices preferable to mechanical devices in many respects. TelCom also makes power analog circuits for use in laptop/notebook computers, palmtop computers, personal digital assistants, disk drives, pocket organizers, facsimile modems and CD-ROM products. These products offer low operating current and/or high current drive capability for deriving additional voltages from battery or line powered equipment.

     INDUSTRIAL MARKET  Increased demand for precision and reliability has
     -----------------
resulted in higher semiconductor content in industrial instruments and manufacturing equipment. TelCom offers a broad range of integrating analog to digital converters that address the measurement of DC and AC voltages and currents, resistance and capacitance. These devices are commonly used in digital multimeters, panel meters, temperature meters, digital scales and digital oscilloscopes. This broad line of power management circuits offers the ability to detect and regulate voltages for use in battery and line powered industrial equipment.

PRODUCTS
--------

     The Company's basic product strategy is to address an increasing spectrum of customer applications by introducing proprietary and selected second source products that increase the range of performance and capabilities of its product portfolios. To accomplish this the Company focuses on providing customer value via both higher analog performance as well as integration. Integration is the process of adding more functionality on a single piece of silicon and adding value to the customer from the improved reliability and lower cost associated with reduced component count. The Company's internal development activities focus on technology, high quality, and fast time to market. Maintaining a proper mix of platform and derivative products is also important. A platform product is the first product aimed at a market segment while a derivative product takes a platform product and adds new functionality or packaging to create a follow on product.

     The Company offers a diversified portfolio of over 500 analog and mixed signal integrated circuit products for a wide range of market applications. The Company's long term goal is to have a broad range of customers and products such that dependencies on any one product, customer, or industry is small. Through 1998 the company has not been successful in achieving this goal as Motorola and the wireless market segment remain a significant portion of the Company's revenue.

     POWER MANAGEMENT PRODUCTS The power management circuits offered by the
     -------------------------
Company are power MOSFET drivers, low drop-out regulators, DC-DC converters, and CMOS voltage detectors (including microprocessor supervisory circuits). The Company's CMOS LDO (low drop-out) regulators offer dropout voltages (minimum voltage needed across the device to maintain output voltage regulation) of 50 milli-volts and efficient current consumption to maximize the time before the battery is exhausted

     DATA CONVERTER PRODUCTS  TelCom's data converter products include data
     -----------------------
acquisition system and display analog-to-digital (A/D) converters. The Company is expanding its position as a supplier of A/D converters by introducing devices with higher accuracy (resolution) and increased functionality. The Company is also developing relationships with customers in the field of portable measuring instrumentation used in temperature monitoring, automotive diagnostics and field test equipment process control and data acquisition systems also benefit from the inherent capability of dual slope and sigma-delta A/D converters to reject line interference.

     THERMAL MANAGEMENT PRODUCTS  The increasing trend towards lightweight, high
     ---------------------------
performance PCs and other products has necessitated smaller enclosures and faster microprocessors, resulting in a significant increase in the amount of heat generated within such products. TelCom's range of solid state thermal management devices is aimed at monitoring and warning of fault conditions and solving thermal management problems. For example, the

Company's proprietary TC620 temperature sensor protects advanced microprocessor-based systems by monitoring the temperature of the microprocessor and automatically turning off the system when the system temperature exceeds a specified threshold. Other devices have various analog or digital output signals that provide thermal control information for both consumer electronics and industrial system applications.

     LINEAR PRODUCTS TelCom produces operational amplifiers, voltage references,
     ---------------
and comparators that act as linear building blocks in a wide range of electronic systems. The Company has developed a new family of precision CMOS devices whose supply voltage rail-to-rail operation, low (microamp level) current drain, and small packages make them well suited for portable, battery-operated equipment. The Company's chopper stabilized amplifiers are used in precision amplification of very low level signals in the microvolt (1 millionth of a volt) range often encountered with strain gauges. These amplifiers have extremely low drift over both temperature and time.

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


DESIGN AND PROCESS TECHNOLOGY
-----------------------------

     DESIGN TECHNOLOGY.  The design of analog circuits involves the design and
     -----------------
interconnection of a variety of circuits and features to achieve the desired function. The specific placement and interrelationship of these circuits is both complex and critical to the performance of the analog circuit. Computer-aided design and engineering tools, which have proliferated and enhanced the design effort for digital integrated circuits, have proven to be useful but less effective for analog devices. Consequently, analog circuit design has traditionally been highly dependent on the skills and expertise of individual design engineers. The Company's design engineers principally focus on developing next generation standard products, using computer simulation models to design products that both meet the high performance characteristics required by customers and adjust for process and temperature variations. TelCom's new product development strategy emphasizes a broad line of standard products that are based on customer input and needs. The Company is currently developing products to further expand the number of offerings within each of the power management, data converter, thermal management, and linear product families.

     PROCESS TECHNOLOGY. TelCom utilizes CMOS, Bipolar and BICMOS process
     ------------------
technologies. The process technology used for a particular product is driven by the product specifications and customer requirements. CMOS technology is the technology best suited for low power battery operated applications, has the advantages of low power consumption and high packing density, and enables the combination of analog and digital circuits on the same chip. A substantial majority of the Company's current products utilize some version of CMOS. Bipolar technology is best suited for high gain, high speed, high precision and high voltage product applications.

     The Company competes in markets that are characterized by rapid technological change and frequent new product introductions. To remain competitive, the Company must develop or obtain access to new semiconductor process technologies in order to reduce die size, increase die performance and functional complexity, and improve manufacturing yields. In order to have access to new semiconductor process technologies, particularly for products requiring sub-micron processing, the Company has entered into relationship with outside foundries to provide the processes and wafers the Company needs to produce its products. Semiconductor design and process methodologies are subject to rapid technological change, requiring large expenditures for research and development. The Company's future operating results could be adversely impacted if the Company fails to develop or obtain access to advanced wafer processing technologies, or if it fails to define, design and introduce competitive new products on a timely basis. Also, the Company's ability to compete successfully depends on being able to use advanced analog process technologies to manufacture its products. There can be no assurance that the analog process technology utilized by the Company will not become obsolete.

     SALES, DISTRIBUTION AND MARKETING
     ---------------------------------

     The Company's sales and marketing effort is focused on the development of relationships with leading companies in its targeted markets, and its sales and marketing resources are deployed to establish and enhance such relationships. TelCom currently employs sales managers and application engineers in sales, marketing and applications organizations in the United States, Europe, and Asia.

     The Company's products are sold to over 5,000 end-user customers throughout the world, either directly or through its distributor network. Sales to customers in North America, Asia and Europe accounted for 35%, 33% and 32%%, respectively, of the Company's net sales for 1997, and 35%, 34% and 31%, respectively, of the Company's net sales for 1998. The Company's three largest OEM customers, Motorola, Intel, and Compaq Computer, accounted for 30%, 3% and 7%, respectively, of the Company's net sales for 1997, and 35%, 9%, and 4%, respectively, of the Company's net sales for 1998. The Company anticipates that it will continue to be dependent on a number of key customers and distributors for a significant portion of its net sales. The reduction, delay or cancellation of orders from one or more significant customers for any reason could materially and adversely affect the Company's operating results.

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

     The Company currently utilizes independent sales representative firms at various locations in the United States and Canada. The Company also sells its products through national distributor firms. Sales through Future Electronics, the Company's principal national distributor, accounted for 10% and 11% of the Company's net sales for 1997 and 1998, respectively. Consistent with standard industry practice, the national and regional distributor firms are entitled to certain price rebates and are allowed to return to the Company a portion of the products purchased by them. The Company's distributors sell competitors' products and are not within the control of the Company. Loss of one or more of the Company's current distributors or disruption in the Company's sales and distribution channels could materially and adversely affect the Company's business and operating results.

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

     International sales accounted for approximately 65% of the Company's net sales for 1997 and 1998. The Company expects international sales to continue to represent a significant portion of product sales. International sales and operations involve various risks, including unexpected changes in regulatory requirements, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general political risks in connection with its international operations, such as political and economic instability. In addition, because a substantial majority of the Company's international sales are denominated in United States dollars, increases in the value of the dollar would increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products, the sales of which are denominated in local currencies. There can be no assurance that regulatory, political and other factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices.

     The Company attempts to stock products in quantities that are sufficient to meet customer demand. Due to the product manufacturing cycle characteristic of semiconductor manufacturing and the inherent imprecision in forecasting customer demand, product inventories may not always correspond to product demand, leading to shortages or surpluses of certain products. The Company warrants that its products are free from defects in workmanship and materials for one year and that they meet the published specifications. Warranty expenses to date have been nominal.

MANUFACTURING
-------------

     Until February 1999, TelCom produced the majority of its wafers at its manufacturing facility in Mountain View, California. During the 1993 to 1998 time frame the Company believed that its in-house wafer fabrication facility provided a competitive advantage because it facilitated a close collaboration between design and process engineers, provided control over wafer supply, and offered the potential for lower manufacturing costs and accelerated new product introduction. By early 1998, market conditions had changed significantly resulting in outside foundries willing to run non standard processes and with market prices below the Company's internal cost to manufacture. As a result, in August 1998, the Company announced its plans to shut down its five-inch wafer fabrication facility and use third party foundries for all of its wafer fabrication. The fabrication of wafers is in the process of being transferred to third party foundries and it is anticipated that the transfer will be complete prior to the end of the first quarter of 1999. In connection with the closure of its wafer fabrication facility, the Company recognized restructuring and other charges of $7.3 million in 1998. Restructuring costs for the Mountain View, California fabrication facility were $6.5 million, while other one-time charges totaled $.8 million. The restructuring charge includes a write down of fabrication equipment of $4.5 million, costs associated with idle facility space of $1.4 million, employee severance costs of $.5 million and clean up and environmental related charges of $.1 million. The other one time charges included the write down of $.4 million of certain test equipment in Hong Kong, , the write down of certain equipment in Mountain View totaling $.3 million, and $.3 million related to certain licensing and royalty costs, offset by a decrease of $.2 million in amounts previously accrued due to a change in the Company's employee sabbatical policy. Approximately 20,000 square feet of the Mountain View facility has been idled by this move to outside foundries.

     The Company utilizes CMOS, Silicon Gate, Bipolar and BiCMOS process technologies, which are tailored to meet product specifications and customer requirements. Outside wafers are purchased from one of five foundries and market conditions could result in wafers being in short supply and prevent the Company from having adequate supply to meet its customer requirements. There can be no assurances going forward that the Company will have the ability to acquire all the wafers it desires.

     The wafers are sent to the Company's wholly-owned subsidiary in Hong Kong which tests the individual die in wafer form, and distributes them to contract assembly houses, primarily in Malaysia and Thailand, to be packaged. Upon completion of the packaging operation, the units are returned to TelCom Hong Kong for final testing in assembled form and are then shipped to customers worldwide. The Hong Kong facility, which is leased by the Company, is approximately 30,000 square feet and is presently testing approximately eight million units per month.

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

     A large portion of the Company's costs of manufacturing are relatively fixed, and, consequently, the Company's results of operation are volume sensitive. A reduction in manufacturing yields or delays to product shipments would impact its operational results unfavorably. The Company has from time to time in the past experienced lower than expected production yields, which have delayed product shipments and adversely affected gross margins. There can be no assurance that the Company in general will be able to maintain acceptable manufacturing yields in the future.

RESEARCH AND DEVELOPMENT
------------------------

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

     As of December 31, 1998, the Company had 35 employees engaged in research and development. The Company's research and development efforts are dependent upon attracting and retaining qualified analog design engineers. The Company also utilizes independent contractors for certain research and development projects.

     In 1996, 1997 and 1998, the Company spent approximately $4.3 million, $5.5 million and $5.6 million, respectively, on research and development. The Company expects that it will continue to invest substantial funds in research and development activities. There can be no assurance that the Company will be able to identify new product opportunities successfully and develop and bring to market such new products or that the Company will be able to respond effectively to new technological changes or new product announcements by others. There also can be no assurance that the Company's new products will be accepted by the market. Moreover, the end markets for the Company's new products, such as the communications and computer markets, are subject to rapid technological change and there can be no assurance that as such markets change the Company's product offerings will remain current and suitable for them.

INTELLECTUAL PROPERTY
---------------------

     The Company's success depends in part on its ability to obtain patents and licenses and to preserve other intellectual property rights covering its manufacturing processes, products and development and testing tools. The Company seeks patent protection for those inventions and technologies for which it believes such protection is suitable and is likely to provide a competitive advantage to the Company. The Company currently holds 26 United States patents on semiconductor devices and methods with various expiration dates, none earlier than May 2003. The Company has applications for six United States patents currently pending. The Company also holds one foreign patent. The process of seeking patent protection can be long and expensive and there can be no assurance that its current patents or any new patents that may be issued will be of sufficient scope or strength to provide any meaningful protection or any commercial advantage to the Company. The Company may in the future be subject to or initiate interference proceedings in the United States Patent and Trademark office, which can demand significant financial and management resources. There can be no assurance that the Company's competitors will not independently develop or patent substantially equivalent or superior technologies.

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

COMPETITION
-----------

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

     Because the standard products market for analog integrated circuits is diverse and highly fragmented, the Company encounters different competitors in various product markets. The Company's principal competitors include Linear Technology Corporation, Maxim Integrated Products and Harris Semiconductor in one or more of its product areas. Other competitors include Motorola, National Semiconductor Corporation, Unitrode Corporation and certain Japanese manufacturers. Each of these companies has substantially greater technical, financial and marketing resources and greater name recognition than the Company. Due to the increasing demands for analog circuits, the Company expects continued competition from existing analog circuit suppliers and the entry of new competition.

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

BACKLOG
-------

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

EMPLOYEES
---------

     As of December 31, 1998, the Company had 305 full-time employees, 210 of whom were engaged in manufacturing (including testing, quality and materials functions), 35 in research and development, 29 in marketing and sales, and 31 in finance and administration. Of such employees, 135 are located in Hong Kong, 7 are located in Europe, and the remainder in the United States. As part of the wafer fabrication facility closure, the Company anticipates that approximately 50 manufacturing employees will be laid off in Mountain View during the first two quarters of 1999. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

     The Company's success depends to a significant extent upon its people.
This includes the continued service of its executive officers, management teams, and all other technical personnel. The Company's ability to attract, retain and motivate qualified personnel is a challenge in today's competitive market place. The loss of the services of any key personnel, and/or the Company's inability to successfully recruit qualified replacements could have a material adverse effect on the Company. There can be no assurance that the Company will be successful in attracting and retaining key personnel.

EXECUTIVE OFFICERS
------------------

     The executive officers of the Company and certain information about them are as follows:

         Name                Age                               Position
----------------------     ------        -----------------------------------------------------------------
Phillip M. Drayer            53          Chief Executive Officer and President

Edward H. Browder            58          Vice President, Manufacturing Operations and Chief Operating
                                         Officer

Robert G. Gargus             47          Vice President, Finance and Administration and Chief Financial
                                         Officer

Donald Herman                41          Vice President, Human Resources and Information Technology

Edward D. Mitchell           45          Vice President, Engineering and Chief Technical Officer

Kenneth J. Rose              49          Chief Accounting Officer and Corporate Controller

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

     EDWARD H. BROWDER has been Vice President, Manufacturing Operations and Chief Operating Officer of the Company since April 1998. From January 1996 to December 1997, Mr. Browder was President and Chief Operating Officer of Unitrode Corporation, a mixed signal/analog semiconductor company. From 1994 through 1995, he was President of Seacliff Technologies, a privately held company that was a distributor of specialty programmable semiconductor devices. From 1990 to 1993, he was President and Chief Executive Officer of Concurrent Logic, Inc., a supplier of high density semiconductor field programmable gate arrays. Mr. Browder also held positions with Saratoga Semiconductor, Falco Data Products and Fairchild Semiconductor. Mr. Browder earned his B.S. degree in physics from Stetson University.

     ROBERT G. GARGUS has been Vice President, Finance and Administration and Chief Financial Officer of the Company since May 1998. From 1984 to May of 1998, he held a number of financial and non-financial positions at Tandem Computers (now Compaq Computer). His last two positions at Tandem were as President and General Manager of their Atalla Security Products Division and as the Corporate Controller. He also has 14 years of experience in a number of financial positions at Unisys Corporation. Mr. Gargus earned his B.S. degree in accounting and an MBA in Finance from the University of Detroit.

     DONALD R. HERMAN has been Vice President, Human Resources and Information Technology of the Company since July 1998 and he has been Vice President, Human Resources since February 1997. From 1996 to 1997, he was with VLSI Technology, a semiconductor manufacturing company, as Worldwide Staffing Manager. From 1981 to 1996, he was employed at Schlumberger, LTD, a diversified technology company, most recently serving as Director, Human Resources. Mr. Herman earned his B.S. degree in mechanical engineering from Purdue University.

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

ITEM 2.  DESCRIPTION OF PROPERTY
---------------------------------

     The Company's main executive, administrative, and technical offices are located in a 70,000 square foot facility in Mountain View, California. The lease on this facility expires in December 2003. The Company also leases 30,000 square feet of additional space in Hong Kong in which it conducts testing and from which it ships products to customers worldwide. The lease on the Hong Kong facility expires in July 2000. The Company believes that its existing facilities are adequate to meet its needs for at least the next 12 months.

     Federal, state and local regulations impose various controls on the storage, handling, discharge and disposal of chemicals and gases used in the Company's manufacturing process and on the facility occupied by the Company.
The Company no longer produces wafers in the Mountain View Facility and believes that its past activities conformed to all environmental and land use regulations applicable to its operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     Not Applicable.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
MATTERS
-------

     The Company effected the initial public offering of its Common Stock on July 27, 1995. As of February 24, 1999, there were approximately 3,580 beneficial holders of the Company's Common Stock. The Company's Common Stock is listed for quotation in the Nasdaq National Market under the Symbol "TLCM." The following table sets forth for the periods indicated, the high and low prices of the Company's Common Stock as quoted in the Nasdaq National Market.

                                                     High                    Low
                                                  ----------              ---------
Fiscal year ended December 31, 1996
     First Quarter                                    7 3/8                   4
     Second Quarter                                   7 1/8                  4 3/8
     Third Quarter                                  5 13/16                  4 1/4
     Fourth Quarter                                   5 1/2                  3 1/4

Fiscal year ended December 31, 1997
     First Quarter                                    5 3/4                  4 1/8
     Second Quarter                                   7 1/2                   4
     Third Quarter                                   16 7/8                  7 1/2
     Fourth Quarter                                  13 1/2                6 13/16

Fiscal year ended December 31, 1998
     First Quarter                                 11 11/16                  7 3/4
     Second Quarter                                  11 7/8                  3 5/8
     Third Quarter                                    5 1/4                  2 3/8
     Fourth Quarter                                   5 7/8                  1 1/2

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

                                                                         Year Ended December 31,
                                                      ---------------------------------------------------------
                                                        1994         1995        1996        1997         1998
                                                                             (in thousands)
Consolidated Statement of Operations
 Data:

Net sales                                             $24,454      $39,004     $37,762      $55,435      $54,263
Cost of sales                                          17,209       26,680      26,801       31,175       34,896
                                                      -------      -------     -------      -------      -------
         Gross Profit                                   7,245       14,324      10,961       24,260       19,367
                                                      -------      -------     -------      -------      -------
Operating expenses:
  Research and development                              1,214        2,649       4,271        5,455        5,588
  Selling, general and administrative                   5,246        7,115       7,713        9,530        9,496
  Loss on foundry investment                                -            -           -        8,264            -
  Restructuring and other charges                           -            -           -            -        7,258
                                                      -------      -------     -------      -------      -------
     Total operating expenses                           6,460        9,764      11,984       23,249       22,342
                                                      -------      -------     -------      -------      -------
Income (loss) from operations                             785        4,560      (1,023)       1,011       (2,975)
Interest income (expense), net                             24          299         162         (288)         386
                                                      -------      -------     -------      -------      -------
Income (loss) before income taxes
     and extraordinary item                               809        4,859        (861)         723       (2,589)
Provision (benefit) for income taxes                      202        1,215        (233)       2,427          958
                                                      -------      -------     -------      -------      -------
Income (loss) before extraordinary item                   607        3,644        (628)      (1,704)      (3,547)
Gain on early extinguishment of debt                      225            -           -            -            -
                                                      -------      -------     -------      -------      -------
Net income (loss)                                     $   832      $ 3,644     $  (628)     $(1,704)     $(3,547)
                                                      =======      =======     =======      =======      =======

Basic per share data (1):
Income (loss) before extraordinary item               $  0.16      $  0.43     $ (0.04)     $ (0.11)     $ (0.22)
Gain on early extinguishment of debt                     0.06            -           -            -            -
                                                      -------      -------     -------      -------      -------
Net income (loss)                                     $  0.22      $  0.43     $ (0.04)     $ (0.11)     $ (0.22)
                                                      =======      =======     =======      =======      =======

Number of shares used to compute
   basic per share data                                 3,715        8,436      15,612       16,184       15,933
                                                      =======      =======     =======      =======      =======

Diluted per share data (1):
Income (loss) before extraordinary item               $  0.06      $  0.23     $ (0.04)     $ (0.11)     $ (0.22)
Gain on early extinguishment of debt                     0.02            -           -            -            -
                                                      -------      -------     -------      -------      -------
Net income (loss)                                     $  0.08      $  0.23     $ (0.04)     $ (0.11)     $ (0.22)
                                                      =======      =======     =======      =======      =======

Number of shares used to compute
   Diluted per share data                              10,212       15,703      15,612       16,184       15,933
                                                      =======      =======     =======      =======      =======

                                                                             December 31,
                                            ---------------------------------------------------------------------------------
                                               1994                1995              1996             1997             1998
                                            ---------           ---------         ---------        ---------        ---------
                                                                            (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                     $ 6,297            $15,849           $12,761          $17,110          $14,059
Working capital                                11,021             29,356            23,760           24,681           17,108
Total assets                                   18,797             49,805            58,012           53,684           41,166
Notes payable and other long term
  obligations                                     507              3,328            10,047            3,462            2,678
Mandatorily redeemable convertible
  Preferred stock                              13,479                  -                 -                -                -
Total stockholders' equity                        738             37,059            36,926           36,421           25,918

(1) All per share amounts have been restated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". See Note 2 to the Notes to the Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

     This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk related factors set forth herein.

OVERVIEW
--------

     The Company was founded in December 1993 as the result of a management buyout of the Teledyne Components Division of Teledyne Industries Inc. The Company designs, manufactures and sells a variety of analog and mixed-signal integrated circuits. The Company's product offerings are divided into four primary categories: (1) Power Management, (2) Thermal Management (3) Data Converters, and (4) Linear Building Blocks. Over the last several years, the Company has been transitioning its product portfolio away from the legacy products associated with the Teledyne Division to higher value proprietary solutions. As a result, the Company's current product offering consists of both proprietary and second source products. While the primary emphasis is developing proprietary products, the Company does offer second source products to enhance its total product portfolio. Average selling prices for the Company's proprietary products have generally tended to decline at a slower rate than have those for the Company's second source products, which are more susceptible to competitive pricing pressures. The Company generally recognizes higher gross margins on its proprietary products than on its second source products.

     As the Company transitioned from the legacy products manufactured using older process technology, it became necessary to develop a source of supply for more advanced wafer processing technology for its newer, proprietary products. This transition began at a time when advanced semiconductor capacity was in short supply and long term forecasts for additional capacity was not improving. Therefore, in November 1995, the Company entered into certain agreements with IC WORKS, Inc., a privately-held wafer foundry company. Pursuant to such agreements, the Company purchased $3.0 million of preferred stock of IC WORKS and provided $10.4 million in capital equipment. In return for this investment, TelCom received a guarantee of submicron wafer capacity at specified prices for a period of five years, projected to start in late 1997. Since then, the wafer capacity shortage projected in late 1995 diminished. Since late 1995, substantial foundry capacity has been available worldwide while overall demand has not increased proportionately. Consequently, wafer pricing has decreased dramatically, which has changed the economic viability of the foundry business in which the Company invested. The IC WORKS wafer foundry was subsequently sold to a captive supplier and as a result, in 1997, the Company recorded a loss of $8.3 million on its foundry investment which consists of a $3.0 million write down of the preferred stock, a loss on the sale of the equipment of $5.2 million, and $.1 million of costs associated with prepayment penalties on financing of the equipment and legal fees. Pursuant to an agreement with IC WORKS, in the fourth quarter of 1997, the Company sold the $10.4 million of equipment at IC WORKS for $5.2 million and invested an additional $1.5 million in preferred stock of IC WORKS. This agreement terminates the Company's operating agreement with IC WORKS.

     In August 1998, the Company announced its plans to shut down its five-inch wafer fabrication facility in Mountain View, California and use third party foundries for all of its wafer fabrication. This change was desirable because of continuing market conditions that made it more economical to purchase wafers than to produce them internally. A majority of the Company's new products that have been developed in the past year utilize sub-micron wafer technology and are currently fabricated by outside foundries. All other remaining wafers were fabricated in the Mountain View facility. In January 1999, the wafer fabrication facility was shut-down. The fabrication of wafers is in the process of being transferred to third party foundries and it is anticipated that the transfer will be complete prior to the end of the first quarter of 1999. In connection with the closure of its wafer fabrication facility, the Company recognized restructuring and other charges of $7.3 million. Restructuring costs for the Mountain View, California fabrication facility were $6.5 million, while other one-time charges totaled $.8 million. The restructuring charge includes a write down of fabrication equipment of $4.5 million, costs associated with idle facility space of $1.4 million, employee severance costs of $.5 million and clean up and environmental related charges of $.1 million. The other one time charges included the write down of $.4 million of certain test equipment in Hong Kong, the write down of certain equipment in Mountain View totaling $.3 million, and $.3 million related to certain licensing and royalty costs, offset by a decrease of $.2 million in amounts previously accrued due to a change in the Company's employee sabbatical policy. Net income from operations, excluding these charges, was $3.6 million for 1998 or $.21 in earnings per share. Including these charges, the net loss was $3.5 million. The Company expects annual savings of approximately $2.0 million on completion of the restructuring activities.

     The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect net sales, gross margins and operating income. These factors include the volume and timing of orders received, changes in the mix of proprietary and second source products sold, market acceptance of the Company's and its customers' products, competitive pricing pressures, the Company's ability to introduce new products on a timely basis, the timing and extent of research and development expenses, fluctuations in manufacturing yields, cyclical semiconductor industry conditions, the Company's access to advanced process technologies and the timing and extent of process development costs. Historically in the semiconductor industry, average selling prices of products have decreased over time. If the Company is unable to introduce new products with higher margins, maintain its product mix between proprietary and second source products, or reduce manufacturing cost to offset decreases in the prices of its existing products, then the Company's operating results will be adversely affected. The Company's business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without penalty to the customer. Since most of the Company's backlog is cancelable without penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand. Customer demand remains highly unpredictable and variances to the forecast can fluctuate substantially. In addition, because of high fixed costs on the semiconductor industry, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls. As a result of the foregoing or other factors, the Company has experienced and may in the future experience material adverse fluctuations in its operating results on a quarterly or annual basis, which have in the past and would in the future materially affect the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS
---------------------

     The following table sets forth certain consolidated statement of operations data of the Company as a percentage of net sales.

                                                                 Year Ended December 31,
                                                      -----------------------------------------
                                                         1996           1997            1998
                                                      ---------     ----------      -----------

Net sales                                                100.0%         100.0%          100.0%
Cost of sales                                             71.0           56.3            64.3
                                                      --------      ---------       ---------
Gross margin                                              29.0           43.7            35.7
                                                      --------      ---------       ---------
Operating expenses:
     Research and development                             11.3            9.8            10.3
     Selling, general and administrative                  20.4           17.2            17.5
     Loss on foundry investment                              -           14.9               -
     Restructuring and other                                 -              -            13.4
Total operating expenses                                  31.7           41.9            41.2
                                                      --------      ---------       ---------
Income (loss) from operations                             (2.7)           1.8            (5.5)
Interest income (expense), net                             0.4           (0.5)            0.7
                                                      --------      ---------       ---------
Income (loss) before taxes                                (2.3)           1.3            (4.8)
Provision (benefit) for income taxes                      (0.6)           4.4             1.7
                                                      --------      ---------       ---------
Net income (loss)                                         (1.7)%         (3.1)%          (6.5)%
                                                      ========      =========       =========

YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------

     NET SALES. Net sales in 1998 were $54.3 million, a decrease of $1.1 million or 2.0%, compared to $55.4 million in 1997. The decrease in net sales was primarily due to lower average selling prices caused by product mix and a change by Motorola from a device which had a higher average sales price to a device with a lower average sales price for the same application. Net sales in 1998 for the Company's geographical areas of the United States, Asia and Europe accounted for 35%, 34%, and 31%, respectively, compared to 35%, 33%, and 32%, respectively, in 1997. Sales to the Company's three largest OEM customers, Motorola, Intel and Compaq were $18.8 million or 35%, $4.6 million or 9%, and $2.4 million or 4%, respectively, of net sales in 1998 compared to $16.5 million or 30%, $1.5 million or 3% and $4.1 million or 7%, respectively, of net sales in 1997.

     GROSS MARGIN. Gross margin decreased to 35.7% in 1998 from 43.7% in 1997. The decrease in gross margin was caused by decreased production volume in the Company's wafer fabrication facility due to lower demand, a decrease in unit selling prices for products sold to Motorola, and an additional charge related to surplus inventory related to the closure of the Company's wafer fabrication facility. The Company's ability to increase gross margins will depend on the successful introduction of its new proprietary products and controlling its manufacturing costs. Thus, future wafer costs will depend on the volume and availability of wafers from the Company's wafer fabrication foundries.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $5.6 million, or 10.3% of net sales, in 1998, compared to $5.5 million, or 9.8% of net sales, in 1997. The increase in research and development expenses, in absolute dollars, was primarily attributable an increase in design engineers and product engineers and the costs associated with the purchase and maintenance of computer-aided design (CAD) systems for design engineers. The Company expects research and development expenses to increase in absolute dollars in future periods although such expenses may fluctuate as a percentage of net sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $9.5 million, or 17.5% of net sales, in 1998 compared to $9.5 million, or 17.2% of net sales, in 1997. The Company expects selling, general and administrative expenses generally to increase in absolute dollars in the future periods although such expenses may fluctuate as a percentage of sales.

     RESTRUCTURING AND OTHER CHARGES. During 1998, the Company recognized restructuring and other charges of $7.3 million. Restructuring costs for the Mountain View, California fabrication facility were $6.5 million, while other one-time charges totaled $.8 million. The restructuring charge includes a write down of fabrication equipment of $4.5 million, costs associated with idle facility space of $1.4 million, employee severance costs of $.5 million and clean up and environmental related charges of $.1 million. The other one time charges included the write down of $.4 million of certain test equipment in Hong Kong, the write down of certain equipment in Mountain View totaling $.3 million, and $.3 million related to certain licensing and royalty costs, offset by a decrease of $.2 million in amounts previously accrued due to a change in the Company's employee sabbatical policy.

     INTEREST INCOME (EXPENSE), NET. Net interest income increased from an expense of $228,000 in 1997 to an income of $386,000 in 1998, reflecting lower interest expense associated with equipment financing.

     INCOME TAXES. The Company recorded an income tax provision of $1.0 million in 1998 at an effective rate of negative 37% compared to $2.4 million in 1997 at an effective rate of 336%. The decrease in the effective tax rate is due to the non deductibility of certain foundry investment losses and a tax charge relating to the repatriation of certain of the Company's foreign subsidiaries undistributed earnings, offset by an increase in the 1998 valuation allowance relating to the Company's net deferred tax assets.

YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------

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

     LOSS ON FOUNDRY INVESTMENT. In November 1995, the Company entered into certain agreements with IC WORKS. Pursuant to these agreements, in 1996 the Company purchased $3.0 million of preferred stock of IC WORKS and provided $10.4 million in capital equipment. In return for this investment, the Company received a guarantee of submicron wafer capacity at specified prices for a period of five years, projected to start in late 1997. In 1997, the Company recorded a loss of $8.3 million on its foundry investment which consists of a $3.0 million write down of the preferred stock, a loss on the sale of the equipment of $5.2 million, and $.1 million of costs associated with prepayment penalties on financing of the equipment and legal fees. Pursuant to an agreement with IC WORKS, Inc., in the fourth quarter of 1997, the Company sold the $10.4 million of equipment at IC WORKS for $5.2 million and invested an additional $1.5 million in preferred stock of IC WORKS Inc.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     In 1996, the Company generated approximately $1.3 million from operating activities, principally attributable to net loss adjusted for non cash items, including depreciation of $3.3 million, and a decrease in accounts receivable of $900. These increases in cash were primarily offset by taxes receivable of $1.4 million and taxes payable of $1.2 million. At December 31, 1996, the Company had cash and cash equivalents of $12.8 million.

     The Company invested $13.7 million in capital equipment and leasehold improvements of which $10.4 million was for purchases of capital equipment pursuant to an agreement with IC WORKS in 1996. The Company financed part of this investment through notes payable, which increased $9.0 million on a net basis.

     Pursuant to an agreement with IC WORKS, the Company invested $3.0 million in preferred stock of IC WORKS in 1996.

     In 1997, the Company generated approximately $11.9 million from operating activities, primarily from income before the loss on foundry investment, depreciation of $4.1 million and a net increase of $1.2 million in working capital items. The net increase in working capital primarily reflects a decrease of income tax receivable of $1.4 million, due to collection of tax refunds recorded in the prior year, an increase in accounts payable of $1.4 million, an increase in taxes payable of $1.8 million, offset by an increase in accounts receivable from higher fourth quarter sales of $2.2 million, and an increase in
sensor product inventory of $1.8 million.   At December 31, 1997, the Company
had cash and cash equivalents of $17.1 million.

     Pursuant to an agreement with IC WORKS, in the fourth quarter of 1997, the Company sold the $10.4 million of equipment at IC WORKS for $5.2 million and invested an additional $1.5 million in preferred stock of IC WORKS. This agreement terminates the Company's operating agreement with IC WORKS and its wafer production arrangement was amended to allow the Company to purchase wafers for a period of time prior to finding an alternative supplier, up to April 1998.

     In 1997, the Company invested $7.6 million in capital equipment and leasehold improvements. The Company financed $3.3 million of this investment through notes payable and paid $10.8 million in principal payments of which $7.7 million was for equipment sold as part of the IC WORKS agreement and $3.1 million was principal payments on other equipment financing for prior years.

     In 1998, the Company generated approximately $9.9 million of cash from operating activities primarily from income before restructuring and other charges, depreciation of $5.2 million and a net increase of $.9 million in working capital items. The net increase in working capital primarily reflects decreases in accounts receivable of $.5 million, inventory of $1.9 million, accounts payable of $.2 million, accrued liabilities of $.5 million and deferred income taxes of $.8 million.

In 1998, the Company invested or used $5.8 million to fund capital equipment and leasehold improvements. The Company expects capital expenditures of $3.0 million in 1999. As of December 31, 1998, the Company had no material commitments related to such expenditures. The Company also used $9.6 million of cash to repurchase Company's common stock for $7.9 million and to pay down notes payable
(debt) by $2.6 million. These were partially offset by cash generated from the sale of stock through the employee stock option and stock purchase plans of $1.0 million.

     The Company believes that the existing cash and cash equivalents, expected cash flow from operations and its existing financing sources will be sufficient to support its operating and capital needs for at least the next 12 months. Any major change in the nature of the Company's business, such as the acquisition of products, the need for significant new capital expenditures or the acquisition of an existing business, could change the Company's capital requirements. To the extent the Company requires additional cash, there can be no assurances that the Company will be able to obtain such financing on terms favorable to the Company, or at all.

YEAR 2000 ISSUES
----------------

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

     1) INTERNAL INFORMATION SYSTEMS. During 1997, the Company inventoried all of its mission critical systems, programs and databases. Such systems, if failure occurred, could result in a disruption in business operations that could have a material adverse affect on the Company's operations. During 1998, the Company completed an assessment of these mission critical systems. As a result of the assessment, the Company does not anticipate any significant issues from its internal information systems. Certain software packages will require upgrading to Year 2000 compliant versions. These upgrades should be completed by June 1999. The costs incurred to-date for the assessment performed as well as the costs to upgrade to the Year 2000 compliant software packages are not expected to be material to the Company's financial condition or results of operations. These expenses will continue to be expensed in the periods incurred. Since the Company has completed its assessment and is in the process of making the necessary changes, the Company has not developed a contingency plan for its internal information systems.

     2) INTERNAL NON-FINANCIAL SOFTWARE AND IMBEDDED CHIP TECHNOLOGY.   During
1998, the Company completed an assessment of its non-financial software and imbedded chip technology regarding the impact of the Year 2000 on such non-financial systems as manufacturing equipment, and security equipment. As a result of the assessment, the Company does not anticipate any significant issues from its non-financial software and imbedded chip technology. If the Company is unable to achieve Year 2000 compliance for its major non-financial systems, the Year 2000 could have a material impact on the operations of the Company. The costs incurred to-date for the assessment performed and any anticipated costs to be incurred in the future related to internal non-financial software and imbedded chip technology are not expected to be material to the Company's financial condition or results of operations and will continue to be expensed in the periods incurred. Since the Company has completed its assessment and has not found any significant issues, the Company has not developed a contingency plan for its internal non-financial software and imbedded chip technology.

     3) PRODUCT COMPLIANCE. The Company designs, develops, manufactures and markets a wide portfolio of high performance integrated circuits. During 1998, the Company completed an assessment of its current products regarding its compliance with the Year 2000 issue. As a result of the assessment, the Company believes its products are Year 2000 compliant and does not anticipate any significant Year 2000 compliance issues. If the Company's products were found not to be Year 2000 compliant, the Year 2000 issue could have a material impact on the operations of the Company. The costs incurred to-date, for the assessment performed and any anticipated costs to be incurred in the future are not expected to be material to the Company's financial condition and will continue to be expensed in the periods incurred. Since the Company has completed its assessment and has not found any significant issues, the Company has not developed a contingency plan for its products.

     4) EXTERNAL NONCOMPLIANCE BY CUSTOMERS AND SUPPLIERS. The Company is in the process of identifying and contacting its critical suppliers, service providers and contractors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. It is expected that full identification of any noncompliance issues in this area will be completed in the third quarter of 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change suppliers, service providers or contractors to those who have demonstrated Year 2000 readiness. However, there can be no assurance that the Company will be successful in finding such alternative suppliers, service providers and contractors. The costs incurred to-date for the assessment performed and any anticipated costs to be incurred in the future are not expected to be material to the Company's financial condition or results of operations and will continue to be expensed in the periods incurred. In the event that any of the Company's significant customers and suppliers do not successfully achieve Year 2000 compliance, and the Company is unable to replace them with new customers or alternate suppliers, the Company's business or operations could be materially adversely affected.

     During 1998, the Company incurred costs of $.1 million related to Year 2000 issues. The Company estimates that it will incur costs of approximately $.3 million during 1999 for costs related to Year 2000 issues.

MARKET RISK DISCLOSURE
----------------------

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

     FOREIGN CURRENCY EXCHANGE RATE RISK - Certain of the Company's sales, cost of manufacturing and marketing are transacted in local currencies. As a result, the Company's international results of operations are subject to foreign exchange rate fluctuations. The Company does not currently hedge against foreign currency rate fluctuations. Gains and losses from such fluctuations have not been material to the Company's consolidated results of operations. A 10% move in local currencies against the US dollar as of December 31, 1998 would have an immaterial effect on the Company's pretax earnings over the next fiscal year.

ITEM 8. FINANCIAL STATEMENTS
----------------------------


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                                                                                    Page
Report of Independent Accountants....................................................                20
Consolidated Balance Sheets as of December 31, 1997 and 1998.........................                21
Consolidated Statements of Operations for the years ended
   December 31, 1996, 1997 and 1998..................................................                22
Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1996, 1997 and 1998..................................................                23
Consolidated Statements of Cash Flows for the years ended
   December 31, 1996, 1997 and 1998..................................................                24
Notes to Consolidated Financial Statements...........................................                25

REPORT OF INDEPENDENT ACCOUNTANTS
---------------------------------

To the Board of Directors and Stockholders of TelCom Semiconductor, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of TelCom Semiconductor, Inc. and its subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

San Jose, California
January 20, 1999

                          TELCOM SEMICONDUCTOR, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                   December 31,
                                                            --------------------------------------------------------
                                                                      1997                              1998
                                                            -----------------------          -----------------------
ASSETS

Current assets:
    Cash and cash equivalents                                               $17,110                          $14,059
    Marketable securities                                                     2,469                                -
    Accounts receivable, less allowance for doubtful
        accounts of $195 and $195                                             7,452                            6,944
    Inventory                                                                 8,289                            6,377
    Deferred income taxes                                                     1,167                            1,099
    Other current assets                                                        751                              799
                                                            -----------------------          -----------------------
        Total current assets                                                 37,238                           29,278

Property and equipment, net                                                  14,946                           10,388
Other assets                                                                  1,500                            1,500
                                                            -----------------------          -----------------------
                                                                            $53,684                          $41,166
                                                            =======================          =======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of notes payable                                        $ 2,641                          $ 1,886
    Accounts payable                                                          3,461                            3,247
    Accrued liabilities                                                       2,460                            2,982
    Deferred distributor income                                               1,429                            1,484
    Income taxes payable                                                      2,566                            2,571
                                                            -----------------------          -----------------------
        Total current liabilities                                            12,557                           12,170

Notes payable and other long term obligations, net of
 current
  portion                                                                     3,462                            2,678
Deferred income taxes                                                         1,244                              400
                                                            -----------------------          -----------------------
        Total liabilities                                                    17,263                           15,248
                                                            -----------------------          -----------------------

Commitments and contingencies (Note 10)                                           -                                -

Stockholders' equity:
      Preferred stock, $0.001 par value; 5,000,000
          shares authorized; none issued or outstanding                           -                                -
     Common stock, $0.001 par value; 30,000,000
          shares authorized; 16,418,180 and 16,859,214
          shares issued and 16,418,180 and 14,557,214
          shares outstanding                                                     16                               17
    Additional paid-in capital                                               34,387                           35,355
    Treasury stock (2,302,000 shares at cost)                                     -                           (7,925)
    Retained earnings                                                         2,018                           (1,529)
                                                            -----------------------          -----------------------
        Total stockholders' equity                                           36,421                           25,918
                                                            -----------------------          -----------------------

                                                                            $53,684                          $41,166
                                                            =======================          =======================

  The accompanying notes are an integral part of these consolidated financial statements.

                          TELCOM SEMICONDUCTOR, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                                    Year Ended December 31,
                                              ----------------------------------------------------------------
                                                      1996                   1997                   1998
                                              ------------------     ------------------     ------------------
Net sales                                               $ 37,762               $ 55,435               $ 54,263
Cost of sales                                             26,801                 31,175                 34,896
                                              ------------------     ------------------     ------------------
Gross profit                                              10,961                 24,260                 19,367
                                              ------------------     ------------------     ------------------

Operating expenses:
    Research and development                               4,271                  5,455                  5,588
    Selling, general and administrative                    7,713                  9,530                  9,496
    Loss on foundry investment                                 -                  8,264                      -
    Restructuring and other                                    -                      -                  7,258
                                              ------------------     ------------------     ------------------
          Total operating expenses                        11,984                 23,249                 22,342
                                              ------------------     ------------------     ------------------

Income (loss) from operations                             (1,023)                 1,011                 (2,975)
Interest income                                              914                    959                    845
Interest expense                                            (752)                (1,247)                  (459)
                                              ------------------     ------------------     ------------------
Income (loss) before income taxes                           (861)                   723                 (2,589)
Provision (benefit) for income taxes                        (233)                 2,427                    958
                                              ------------------     ------------------     ------------------
Net income (loss)                                       $   (628)              $ (1,704)              $ (3,547)
                                              ==================     ==================     ==================

Per share data:
  Net income (loss)
       Basic                                            $  (0.04)              $  (0.11)              $  (0.22)
                                              ==================     ==================     ==================
       Diluted                                          $  (0.04)              $  (0.11)                $(0.22)
                                              ==================     ==================     ==================

Number of shares used to compute per
   share data
       Basic                                              15,612                 16,184                 15,933
                                              ==================     ==================     ==================
       Diluted                                            15,612                 16,184                 15,933
                                              ==================     ==================     ==================

  The accompanying notes are an integral part of these consolidated financial statements.

                          TELCOM SEMICONDUCTOR, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                             Additional                                 Total
                                           Common stock      Paid - in     Treasury     Retained     Stockholders'
                                        -----------------
                                        Shares     Amount     Capital        Stock      Earnings        Equity
                                        ------     ------     -------        -----      --------        ------
Balance at December 31, 1995            15,487        $15       $32,694           -      $ 4,350           $37,059

Sale of common stock                       313          1           486           -            -               487
Repurchase of common stock                 (94)         -             -           -            -                 -
Payment on notes receivable from
  stockholders                               -          -             8                        -                 8
Net loss                                     -          -             -           -         (628)             (628)
                                        ------     ------     ---------      ------     --------        ----------

Balance at December 31, 1996            15,706         16        33,188           -        3,722            36,926

Sale of common stock                       712          -         1,190           -            -             1,190
Payment on notes receivable from
  stockholders                               -          -             9           -            -                 9
Net loss                                     -          -             -           -       (1,704)           (1,704)
                                        ------     ------     ---------      ------     --------        ----------

Balance at December 31, 1997            16,418         16        34,387           -        2,018            36,421

Sale of common stock                       441          1           968           -            -               969
Repurchase of common stock                   -          -             -      (7,925)           -            (7,925)
Net loss                                     -          -             -           -       (3,547)           (3,547)
                                        ------     ------     ---------      ------     --------        ----------
Balance at December 31, 1998            16,859        $17       $35,355     $(7,925)     $(1,529)          $25,918
                                        ======     ======     =========      ======     ========        ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                          TELCOM SEMICONDUCTOR, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                              Year Ended December 31,
                                                         --------------------------------------------------------------
                                                                 1996                   1997                  1998
                                                         -----------------      -----------------      ----------------
Cash flows from operating activities:
Net income (loss)                                                 $   (628)              $ (1,704)              $(3,547)
Adjustments to reconcile net income (loss) to net
   cash provided by (used for) operating activities:
      Loss on foundry investment                                         -                  8,264                     -
      Restructuring and other                                            -                      -                 7,258
      Depreciation and amortization                                  3,335                  4,113                 5,247
      Deferred income taxes                                            644                     77                  (776)
      Changes in assets and liabilities:
           Accounts receivable                                         945                 (2,164)                  508
           Inventory                                                   392                 (1,799)                1,912
           Income taxes receivable                                  (1,430)                 1,430                     -
           Other current assets                                       (184)                  (393)                  (48)
           Accounts payable                                           (125)                 1,419                  (214)
           Accrued liabilities                                          98                    454                  (543)
           Deferred distributor income                                (575)                   352                    55
           Income taxes payable                                     (1,164)                 1,805                     5
                                                         -----------------      -----------------      ----------------
Net cash provided by operating activities                            1,308                 11,854                 9,857
                                                         -----------------      -----------------      ----------------

Cash flows from investing activities:
      Purchases of property and equipment                          (13,651)                (7,574)               (5,816)
      Investment in IC WORKS, Inc.                                  (3,000)                (1,500)                    -
      Net proceeds from sale of equipment at IC Works,                   -                  5,099                     -
       Inc.
      (Purchases) sales of marketable securities                     2,788                  2,733                 2,469
                                                         -----------------      -----------------      ----------------
Net cash used for investing activities                             (13,863)                (1,242)               (3,347)
                                                         -----------------      -----------------      ----------------

Cash flow from financing activities:
      Proceeds from sale of common stock                               487                  1,190                   969
      Payment on notes receivable from stockholders                      8                      9                     -
      Repurchase of common stock                                         -                      -                (7,925)
      Proceeds from issuance of notes payable                       11,011                  3,333                     -
      Principal payments on notes payable                           (2,039)               (10,795)               (2,605)
                                                         -----------------      -----------------      ----------------
Net cash provided by (used for) financing activities                 9,467                 (6,263)               (9,561)
                                                         -----------------      -----------------      ----------------

Net increase (decrease) in cash and cash
      equivalents                                                   (3,088)                 4,349                (3,051)

Cash and cash equivalents at the beginning of period                15,849                 12,761                17,110
                                                         -----------------      -----------------      ----------------
Cash and cash equivalents at the end of period                    $ 12,761               $ 17,110               $14,059
                                                         =================      =================      ================

  The accompanying notes are an integral part of these consolidated financial statements.

                          TELCOM SEMICONDUCTOR, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (amounts in thousands, except per share data)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION:
-----------------------------------------------

     TelCom Semiconductor, Inc. ("TelCom" or the "Company") designs, develops and markets a diversified portfolio of high performance analog integrated circuits for use in a wide variety of electronic systems. The Company was organized in Delaware in June 1993 and began operations in December 1993 after the management-led buyout of the semiconductor operations of Teledyne, Inc. The Company has operations in the United States, Hong Kong and Germany. The Company operates and reports financial results on a 52-53 week fiscal year. During 1997, the Company changed its fiscal year end from the last Friday of December to the Friday closest to the last day of December. Fiscal year 1997 is a 53 week year ended on January 2, 1998. Fiscal 1996 and 1998 are 52 week years ended on December 27, 1996 and January 1, 1999, respectively. For convenience, the Company presents its fiscal years as ending on December 31.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------------------

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

     SALES TO SIGNIFICANT CUSTOMERS

     Sales to one customer represented 12%, 30% and 35% of the Company's net sales for the years ended December 31, 1996, 1997 and 1998, respectively. Accounts receivable from this customer totaled $777 and $1,771 at December 31, 1997 and 1998, respectively. Sales to two other customers represented 12% and 9%, 10% and 7%, and 11% and 4% of the Company's net sales for the years ended December 31, 1996, 1997 and 1998, respectively.

     CASH EQUIVALENTS

     All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The fair values of these investments approximated their costs at the respective balance sheet dates.

     MARKETABLE SECURITIES

     At December 31, 1997, the Company's marketable securities, which are municipal government obligations, are classified as available for sale and are reported at fair market value, which approximates cost. Realized gains and losses are based on the book value of the specific securities sold and were not material in 1996, 1997 and 1998. At December 31, 1998, the Company had no marketable securities.

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

     PROPERTY AND EQUIPMENT

     Equipment acquired pursuant to the management-led buyout from Teledyne, Inc. aggregating $2,167 is stated at fair value at the date of purchase less the excess of the fair value of all net assets acquired over the purchase price. All other equipment and leasehold improvements are stated at cost, or fair market value at the time of impairment for impaired assets. Depreciation is computed using the straight-line method with estimated useful lives of three to five years for equipment. Leasehold improvements consist of improvements to the Company's facilities and are amortized over the remaining term of the lease or useful life of the asset, whichever is less.

     LONG-LIVED ASSETS

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the impairment of long-lived assets based upon the estimated future cash flows from these assets.

     CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of trade accounts receivable. The Company sells its integrated circuits to customers throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for uncollectable accounts receivable. The Company's write-offs of accounts receivable were not significant in 1996, 1997 and 1998. Five customers accounted for 56% and 59% of the Company's gross accounts receivable at December 31, 1997 and 1998, respectively.

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

     Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations:

                                                                                      Year Ended December 31,
                                                                  ------------------------------------------------------------
                                                                         1996                 1997                   1998
                                                                  ----------------     ----------------      -----------------
Net loss attributable to common shareholders                               $  (628)             $(1,704)               $(3,547)
                                                                  ================     ================      =================

Weighted average common shares outstanding (basic)                          15,612               16,184                 15,933
Effect of dilutive warrants and options                                          -                    -                      -
                                                                  ----------------     ----------------      -----------------
Weighted average common shares outstanding (diluted)                        15,612               16,184                 15,933
                                                                  ================     ================      =================

Loss per share:
Basic                                                                      $ (0.04)             $ (0.11)               $ (0.22)
                                                                  ================     ================      =================
Diluted                                                                    $ (0.04)             $ (0.11)               $ (0.22)
                                                                  ================     ================      =================

     Due to the Company's net loss from continuing operations in 1996, 1997 and 1998, a calculation of EPS assuming dilution is not required. At December 31, 1996, there were 2,509 options and warrants outstanding to purchase common stock at a weighted average price of $2.38 per share. At December 31, 1997, there were 2,386 options and warrants outstanding to purchase common stock at a weighted average price of $4.40 per share. At December 31, 1998, there were 2,975 options outstanding to purchase common stock at a weighted average price of $3.65 per share. The securities have been excluded from the computation of dilutive EPS because the inclusion of such warrants and options would have been anti-dilutive.


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


     COMPREHENSIVE INCOME

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. The adoption of FAS 130 did not affect the results of the Company's operations.


     SEGMENT REPORTING

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "Industry Segment" approach with the "Management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The Company operates in one industry segment comprising the design, development, manufacture and sale of integrated circuits. The adoption of SFAS 131 did not affect results of the Company's operations or financial position or the segments reported in 1998.


     ACCOUNTING FOR DERIVATIVES

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS no. 133 establishes standards for accounting and reporting on derivative instruments for periods beginning After June 15, 1999 and early adoption is permitted. SFAS No. 133 requires that all derivative instruments be recognized in the balance sheet as either assets or liabilities and measured at fair value. Furthermore, SFAS no. 133 requires current recognition in earnings of changes in the fair value of derivative instruments depending on the intended use of the derivative and the resulting designation. The Company is currently evaluating the effects of the new standard and has not determined its method or timing of adopting SFAS No. 133 or the impact on its financial statements.

NOTE 3 - BALANCE SHEET DETAILS:
-------------------------------

                                                                         December 31,
                                                           -------------------------------------
                                                                 1997                  1998
                                                           --------------       ----------------
     Inventory:
        Raw materials                                              $  871                 $  108
        Work-in-process                                             4,385                  4,331
        Finished goods                                              3,033                  1,938
                                                           --------------       ----------------
                                                                   $8,289                 $6,377
                                                           ==============       ================

     Property and equipment:
        Equipment                                                 $20,081                $15,077
        Carrying value of assets to be disposed of                      -                  2,594
        Leasehold improvements                                      2,708                     81
                                                           --------------       ----------------
                                                                   22,789                 17,752
        Accumulated depreciation                                   (9,811)                (8,313)
                                                           --------------       ----------------
                                                                   12,978                  9,439
        Construction in progress                                    1,968                    949
                                                           --------------       ----------------
                                                                  $14,946                $10,388
                                                           ==============       ================

     Accrued liabilities:
        Payroll and related                                        $1,667                 $2,074
        Other                                                         793                    908
                                                           --------------       ----------------
                                                                   $2,460                 $2,982
                                                           ==============       ================

NOTE 4. RESTRUCTURING AND OTHER CHARGES
---------------------------------------

     During 1998, the Company recorded restructuring and other charges totaling $7,258, consisting of $6,515 of items relating to the closure of the Company's wafer fabrication facility, and $743 relating to other one-time charges.

     In August 1998, the Company announced its plans to shut down its five-inch wafer fabrication facility in Mountain View, California and use third party
foundries for all of its wafer fabrication.   In conjunction with the shut-down
of its wafer fabrication foundry, the Company recorded fab closure charges totaling $6,515 to write down and write off manufacturing equipment and facilities improvements; accrue for future idle facility space; the severance of manufacturing and other personnel and other costs.

     A majority of the Company's new products that have been developed in the past year utilize sub-micron wafer technology and are currently fabricated by outside foundries. All other remaining wafers were fabricated in the Mountain View facility. In January 1999, the wafer fabrication facility was shut-down and the fabrication equipment is no longer in use and is being held for sale. The fabrication of wafers is in the process of being transferred to third party foundries and it is anticipated that the transfer will be complete prior to the end of the first quarter of 1999. The facility shutdown is a result of developments in the semiconductor industry, primarily the availability of low cost wafer fabrication capacity and the willingness of outside foundries to offer non-standard processes. Competitive designs use submicron technology which allows for more die per wafer than the five inch wafer fabrication currently used in the Mountain View facility. The restructuring charge relating to the write down of the carrying value of the Company's fabrication equipment to its estimated fair value is $4,458. The cost and accumulated depreciation of the fabrication equipment prior to the write down was $13,027 and $6,330, respectively. The fair value of the fabrication equipment was estimated to be $2,239 and is recorded as "assets to be disposed of". Given the current downturn in the semiconductor industry, and the resulting oversupply in the used semiconductor equipment market, the Company is unable to predict the time needed to dispose of the assets classified as "assets to be disposed of". The fair value of the fabrication equipment was based on third party estimates of fair value. The restructuring charge also includes charges for idle facilities of $1,406, severance payments totaling $519 for approximately 50 employees, to be terminated upon closing of the facility and environmental and related clean up costs of $132.

     The following table sets forth the Company's accruals in 1998 for restructuring expense and charges taken against the accrual in 1999 and the remaining restructuring accrual balance at December 31, 1998:

                                                                   (in thousands)
                                               1998
                                           Restructuring                                  Balance
                                              Expense              Utilized            Dec. 31, 1998
                                           -------------       --------------        -----------------
Idle facility charge                              $1,406         $          -                   $1,406
Employee severance and other                         651         $          -                      651
                                           -------------       --------------        -----------------
                                                  $2,057         $          -                   $2,057
                                           =============       ==============        =================

     Separately, the Company recorded other one time charges of $743 during 1998, comprised of $391 for the write-off of certain test equipment in Hong Kong, $278 for the write-off of certain equipment in Mountain View, California and $250 for certain licensing and royalty costs, offset by a decrease of $176 in amounts previously accrued due to a change in the Company's employee sabbatical policy. The cost and accumulated depreciation of the equipment in Mountain View prior to and the write down was $814 and $181, respectively. The fair value of the equipment was estimated to be $355 is recorded as "assets to be disposed of". The equipment is no longer in use and is currently held for sale. These charges are included in Restructuring and Other in the accompanying statement of operations.

NOTE 5 - NOTES PAYABLE:
-----------------------

     The Company financed its acquisition of certain equipment with secured notes payable bearing interest ranging from 9% to 13% per annum and payable in equal monthly installments of principal and interest. At December 31, 1998, future maturities of notes payable are as follows:

     1999                                      $1,886
     2000                                         850
     2001                                         762
                                       --------------
                                                3,498
     Less: current portion                      1,886
                                       --------------
                                               $1,612
                                       ==============

     The net book value of the equipment pledged under these notes amounted to $2,229 at December 31, 1998.

NOTE 6 - INCOME TAXES:
----------------------

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

     The components of income (loss) before income taxes were as follows:

                                                                     Year Ended December 31,
                                             ----------------------------------------------------------------
                                                    1996                   1997                   1998
                                             -----------------      ------------------      -----------------
     U.S.                                              $(2,597)                $(1,414)               $(3,424)
     Foreign                                             1,736                   2,137                    835
                                             -----------------      ------------------      -----------------
     Income before taxes                               $  (861)                $   723                $(2,589)
                                             =================      ==================      =================

     The components of the provision (benefit) for income taxes were as follows:

                                                               Year Ended December 31,
                                                 ----------------------------------------------------
                                                       1996               1997               1998
                                                 -------------      --------------     --------------
     Current:
      U.S.                                            $(1,060)             $1,253             $  993
      Foreign                                             174                 590                543
      State                                                 9                 507                198
                                                 -------------      --------------     --------------
                                                         (877)              2,350              1,734
                                                 -------------      --------------     --------------

     Deferred:
      U.S.                                                644                  77               (776)
                                                 -------------      --------------     --------------
                                                          644                  77               (776)
                                                 -------------      --------------     --------------
     Provision (benefit) for income taxes               $(233)             $2,427              $ 958
                                                 =============      ==============     ==============

     The components of deferred taxes are as follows:

                                                                              December 31,
                                                               ---------------------------------------
                                                                     1997                     1998
                                                               ----------------       ----------------
     Property and equipment                                            $     -                $   116
     Reserves and other non-deductible expenses                          1,060                  3,821
     Research and development credit carryforwards                         684                    871
     Deferred distributor income                                           640                    651
     Federal effect of state deferrals                                    (456)                  (441)
     Other                                                                  20                    122
                                                               ----------------       ----------------
          Gross deferral tax assets                                      1,948                  5,140
                                                               ----------------       ----------------

     Property and equipment                                               (588)                     -
     Unremitted earnings of foreign subsidiaries                          (400)                  (400)
                                                               ----------------       ----------------
         Gross deferred tax liabilities                                   (988)                  (400)
                                                               ----------------       ----------------
     Deferred tax asset valuation allowance                             (1,037)                (4,041)
                                                               ----------------       ----------------
                                                                       $   (77)               $   699
                                                               ================       ================

     Due to the uncertainty of the realization of a portion of deferred tax assets, the Company has provided a valuation allowance on these assets to the extent there is no current realization at December 31, 1997 and 1998. Upon recognition of the Company's deferred tax assets, approximately $1,600 will be credited directly to equity as a result of previous exercises of non qualified stock options and disqualifying dispositions of incentive stock options.

     The provision (benefit) for income taxes differs from the amount computed by applying the U.S. statutory federal rate to income before extraordinary item as a result of the following:

                                                                            Year Ended December 31,
                                                       ---------------------------------------------------------------
                                                             1996                    1997                    1998
                                                       ---------------         --------------          ---------------
     Tax at statutory rate                                      $(301)                $  253                   $ (906)
     Differential in rates on earnings of
       foreign operations                                         (36)                  (158)                    (196)
     State taxes                                                    -                    507                      129
     Loss on foundry investment                                     -                  1,050                        -
     Current year losses with no tax benefit
       recognized                                                 192                    688                    1,969
     Research and development credits                             (55)                     -                      (56)
     Other                                                        (33)                    87                       18
                                                       ---------------         --------------          ---------------
                                                                $(233)                $2,427                   $  958
                                                       ===============         ==============          ===============

NOTE 7 - PREFERRED STOCK:
-------------------------

     The Company has authorized 5,000,000 shares of undesignated Preferred Stock. The Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued shares of undesignated Preferred Stock and to fix the number of shares constituting any series in the designations of such series, without any further vote or action by the stockholders. The Board of Directors, without stockholder approval, can issue Preferred Stock with voting and conversion rights which could adversely affect the voting power of the holders of Common Stock. In November 1998, the Company designated 30,000 shares of Preferred Stock as Series A of Participating Preferred Stock in connection with the adoption of a shareholders rights program. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company.

NOTE 8 - COMMON STOCK:
----------------------

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

     STOCK PURCHASE RIGHTS PLAN

     In November 1998, the Company implemented a plan to protect shareholders' rights in the event of a proposed takeover of the Company. Under the plan, each share of the Company's outstanding common stock carries one right to purchase one-thousandth of a share of the Company's Series A Participating Preferred Stock (the "Right") at an exercise price of $30.00 per share. The Right enables the holder to purchase common stock of the Company or of the acquiring company ten days after a person or group publicly announces it has acquired or has tendered an offer for 15% or more of the Company's outstanding common stock. The Rights are redeemable by the Company at $0.001 per Right at any time on or before the tenth day following acquisition by a person or group of 15% or more of the Company's common stock. If prior to redemption of the Rights, a person or group acquires 15% or more of the Company's common stock, each Right not owned by a holder of 15% or more of the common stock (or an affiliate of such holder) will entitle the holder to purchase, at the Right's then current exercise price, that number of shares of common stock of the Company having a market value at the time of twice the Right's exercise price. The Rights expire in November 2008.

     EMPLOYEE STOCK OPTION PLAN

     In February 1994, the Company adopted its 1994 Stock Option Plan (the "Option Plan") which provides for the granting of incentive stock options and nonstatutory stock options to officers, employees and consultants of the Company. Incentive stock options are granted at an amount not less than 100% of the fair market value of the stock on the grant date.

During 1996, the Board of Directors and shareholders approved an increase to the number of shares that may be issued under the plan from 2,050,000 shares to 2,800,000 shares. During 1997, the Board of Directors and shareholders approved an increase to the number of shares that may be issued under the plan from 2,800,000 shares to 3,300,000 shares. During 1998, the Board of Directors and shareholders approved an increase to the number of shares that may be issued under the plan from 3,300,000 shares to 4,300,000 shares. At December 31, 1995, options to purchase 56,166 shares had been granted subject to such approval and are included in the table below. In January 1996, the Board of Directors approved an option exchange program whereby certain employees were able to exchange their existing options to purchase an aggregate of 418,500 shares of Common Stock at exercise prices ranging from $6.00 to $8.75 for new options to purchase an aggregate of 418,500 shares at $4.87 per share. In June 1998, the Board of Directors approved an option exchange program whereby certain employees were able to exchange their existing options to purchase an aggregate of 934,243 shares of Common Stock at exercise prices ranging from $7.88 to $15.94 for new options to purchase an aggregate of 934,243 shares at $4.31 per share. Generally all employees exchanged their existing options for new options. Options generally vest over a four year period. Option terms may not exceed ten years from the date of grant and unexercised options expire upon termination of employment. At December 31, 1998, 996,960 options were exercisable. The weighted average fair value of options granted during 1996, 1997, 1998 was $2.08, $3.78 and $2.50, respectively.

     The Option Plan activity is summarized as follows:

                                                                                          Options Outstanding
                                                                                --------------------------------------
                                                             Shares
                                                            Available                                    Price
                                                            For Grant                 Shares           Per Share
                                                      --------------------      --------------------------------------
     Balance at December 31, 1995                                 (56,166)             2,062,651       $ 0.10 - $8.75
     Increase in authorized shares                                750,000
     Options granted                                           (1,048,500)             1,048,500       $ 3.88 - $4.94
     Options exercised                                                  -               (242,202)      $ 0.10 - $3.25
     Options canceled                                             732,899               (732,899)      $ 0.10 - $8.75
                                                      --------------------      -----------------
     Balance at December 31, 1996                                 378,233              2,136,050       $ 0.10 - $4.94
     Increase in authorized shares                                500,000
     Options granted                                             (999,743)               999,743       $4.31 - $15.94
     Options exercised                                                  -               (327,140)      $ 0.10 - $4.94
     Options canceled                                             474,315               (474,315)      $0.10 - $13.25
                                                      --------------------      -----------------
     Balance at December 31, 1997                                 352,805              2,334,338
     Increase in authorized shares                              1,000,000
     Options granted                                           (2,401,243)             2,401,243       $ 2.94 - $9.63
     Options exercised                                                                  (280,762)      $ 0.10 - $5.13
     Options canceled                                           1,479,748             (1,479,748)      $0.10 - $15.94
                                                      --------------------      -----------------
     Balance at December 31, 1998                                 431,310              2,975,071
                                                      ====================      =================


     DIRECTOR STOCK OPTION PLAN

     During 1996, the Company adopted and approved the Company's 1996 Director Stock Option Plan (the "Director Plan") with 100,000 shares of Common Stock reserved for issuance thereunder. Under the Director Plan, each non-employee director who joins the Board will automatically be granted a non-statutory option to purchase 12,000 shares of Common Stock on the date upon which such person first becomes a director. In addition, each non-employee director will automatically receive a non-statutory option to purchase 3,000 shares of Common Stock upon such director's annual re-election to the Board, provided the director has been a member of the Board for at least six (6) months upon the date of reelection. The exercise price of each option granted under the Director Plan must be equal to the fair market value of the Common Stock on the date of the grant. The 12,000 share grant vests at the rate of twenty-five percent (25%) of the option shares upon the first anniversary of the date of grant and as to twenty-five (25%) of the shares each year thereafter and the 3,000 share grant vests monthly over a twelve (12) month period. Options granted under the Director Plan have a term of ten (10) years unless terminated sooner, whether upon termination of the optionee's status as a director or otherwise pursuant to the Director Plan. Options for 9,000 shares were granted under the Director Plan in each of 1996 and 1997 and options for 27,000 shares were granted during 1998. The weighted average fair values of the options granted during 1996, 1997 and 1998 was $4.83, $3.22 and $7.14 per share, respectively. At December 31, 1998, 33,000 options are outstanding and 8,000 options are exercisable. The Board believes that the Director Plan is necessary to attract and retain highly qualified individuals to serve as non-employee members of the Board of Directors.

     Information relating to stock options outstanding under the Option Plan and Director Plan at December 31, 1998 is as follows:

                                                                         Options outstanding
                                                                               Weighted
                                                                                average                  Weighted
                                                       Number                  remaining                 average
                                                     outstanding           contractual life           exercise price
                                                -------------------      -------------------     ----------------------
Range of exercise prices:
     $  0.10                                                109,077               5.4  years                      $0.10
     $  0.25 - $  0.30                                      127,917               4.3  years                      $0.25
     $  1.50                                                212,881               5.6  years                      $1.50
     $  2.94 - $  4.38                                    1,992,789               9.0  years                      $3.86
     $  4.44 - $  6.38                                      484,942               7.2  years                      $4.94
     $  7.88 - $  10.38                                      80,465               8.6  years                      $8.49
                                                -------------------
                                                          3,008,071               8.1  years                      $3.70
                                                ===================

                                                                                  Options exercisable
                                                                     -----------------------------------------------
                                                                                                      Weighted
                                                                             Number                   average
                                                                          exercisable              exercise price
                                                                     --------------------     ----------------------
Range of exercise prices:
     $ 0.10                                                                       109,077                    $0.10
     $ 0.25 - $ 0.30                                                              127,363                    $0.25
     $ 1.50                                                                       193,727                    $1.50
     $ 2.94 - $ 4.38                                                              261,187                    $3.90
     $ 4.44 - $ 6.38                                                              293,428                    $4.93
     $ 7.88 - $ 10.38                                                              20,178                    $8.45
                                                                     --------------------
                                                                                1,004,960                    $2.95
                                                                     ====================

     The fair value of each option is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during 1996, 1997 and 1998: annual dividend yield of 0.0% for all periods; risk-free annual interest rates of 5.38% to 6.51% for options granted during the year ended December 31, 1996, 5.87% to 6.67% for options granted during the year ended December 31, 1997 and 4.25% to 5.62% for options granted during the year ended December 31, 1998; a weighted average expected option term of five years for all periods; and an expected volatility factor of 60% for 1996 and 1997 and 72% for 1998.

     EMPLOYEE STOCK PURCHASE PLAN

     In May 1995, the Company adopted its 1995 Employee Stock Purchase Plan ("Purchase Plan"). Under the Purchase Plan, an eligible employee may purchase shares of Common Stock from the Company through payroll deductions of up to 10% of their base compensation plus commissions, at a price per share equal to 85% of the fair market value as of the first day or the last day, whichever is lower, of each six-month offering period under the Purchase Plan. An employee can purchase at the lowest offering period's purchase price going back for up to two years of participation. The offering periods commence on July 1 and January 1 of each year. The Company has reserved 200,000 shares of Common Stock for issuance under the Purchase Plan. During 1996, the Purchase Plan was amended to increase the shares reserved for issuance by 200,000 shares, bringing the total number of shares issuable under the Purchase Plan to 400,000. During 1998, the Purchase Plan was amended to increase the shares reserved for issuance by 500,000 shares, bringing the total number of shares issuable under the Purchase Plan to 900,000. At December 31, 1998, 352,405 shares of Common Stock had been issued under the Purchase Plan, and 547,595 shares remained available for future issuance under the Purchase Plan.

     The fair value of each stock award is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during 1996, 1997 and 1998: annual dividend yield of 0.0% for all periods; risk-free annual interest rates of 5.18% to 5.46% for stock awards granted during the year ended December 31, 1996 and 5.49% to 5.66% for stock awards granted during the year ended December 31, 1997 and 5.27% to 5.79% for stock awards granted during the year ended December 31, 1998; a weighted average expected stock award term of six months for all periods; and an expected volatility factor of 60% for 1996 and 1997 and 72% for 1998.

FAIR VALUE DISCLOSURES

     Had compensation cost for the Company's stock option and stock purchase plans been determined based on the fair value of the options at the grant dates using the Black-Scholes model as provided by FAS 123, the Company's net income
(loss) and net income (loss) per share for the years ended December 31, 1996, 1997 and 1998 would have been as follows:

                                                                                      Year Ended December 31,
                                                          ----------------------------------------------------------------------
                                                                 1996                      1997                        1998
                                                          ----------------          ------------------          ----------------
Net income (loss):
        As reported.................................              $  (628)                    $(1,704)                  $(3,547)
        Pro forma...................................              $(1,346)                    $(3,022)                  $(5,219)

Net income (loss) per share:
        As reported.................................
              Basic                                               $ (0.04)                    $ (0.11)                  $ (0.22)
              Diluted                                             $ (0.04)                    $ (0.11)                  $ (0.22)
        Pro forma...................................
              Basic                                               $ (0.09)                    $ (0.19)                  $ (0.33)
              Diluted                                             $ (0.09)                    $ (0.19)                  $ (0.33)

     The pro forma amounts reflect compensation expenses related to 1996, 1997 and 1998 employee and director option grants and employee stock purchase plan awards only. In future years, the annual compensation expense will increase due to the expense associated with future grants.

NOTE 9 - TREASURY STOCK
-----------------------

     In July 1998, the Company's Board of Directors approved a plan to repurchase an aggregate of up to 2.0 million shares of common stock. In October 1998, the Company's Board of Directors approved a plan to repurchase an additional 2.0 million shares of common stock, for a total repurchase of up to
4.0 million shares. At December 31, 1998, a total of 2.3 million shares have been repurchased by the Company at an aggregate cost of $7,925.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:
----------------------------------------

     The Company occupies its present principal facilities under non-cancelable operating leases expiring December 2003 and July 2000. The Company is required to pay taxes, insurance and maintenance expenses.

     Future minimum lease payments under non-cancelable leases at December 31, 1998 are as follows (amounts include payments accrued for idle facility charges see Note 4):

          Year Ending December 31,
          ------------------------
          1999                                                    $1,484
          2000                                                     1,350
          2001                                                     1,201
          2002                                                     1,201
          2003                                                     1,201
                                                         ---------------
          Minimum lease payments                                  $6,437
                                                         ===============

     Rent expense for the years ended December 31, 1996, 1997 and 1998 was $745, $767 and $867, respectively.

NOTE 11 - SEGMENT INFORMATION:
------------------------------

     The Company operates in one industry segment comprising the design, development, manufacture and sale of integrated circuits. The following is a summary of the Company's operations:

                                                                         Year Ended December 31,
                                                    -------------------------------------------------------------
                                                          1996                     1997                  1998
                                                    --------------           -------------         --------------
     Sales to third-party customers
        located in:
           United States                                  $14,088                 $19,420                $19,035
           Asia                                            14,122                  18,367                 18,373
           Germany                                          3,261                   6,288                  6,102
           United Kingdom                                   3,461                   7,872                  7,431
           Other Europe                                     2,830                   3,488                  3,322
                                                    --------------           -------------         --------------
                                                          $37,762                 $55,435                $54,263
                                                    ==============           =============         ==============

                                                                              December 31,
                                                              --------------------------------------------
                                                                       1997                     1998
                                                              -------------------      -------------------
Identifiable assets:
      United States                                                      $37,295                  $26,300
      Hong Kong                                                           15,553                   14,074
      Europe                                                                 836                      792
                                                              -------------------      ------------------
                                                                         $53,684                  $41,166
                                                              ===================      ===================

NOTE 12 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
----------------------------------------------------------

                                                                 Year Ended December 31,
                                              -----------------------------------------------------------
                                                    1996                 1997                  1998
                                              ---------------     -----------------     -----------------
Cash paid during the year for:
   Interest                                          $  752                 $1,247               $  459
   Income taxes paid (received), net                  1,828                   (885)               1,807

NOTE 13 - LOSS ON FOUNDRY INVESTMENT
------------------------------------

     In November 1995, the Company entered into certain agreements with IC WORKS, Inc. a privately-held company located in San Jose, California. Pursuant to these agreements, in 1996 the Company purchased $3.0 million of preferred stock of IC WORKS and provided $10.4 million in capital equipment. In return for this investment, TelCom received a guarantee of submicron wafer capacity at specified prices for a period of five years, projected to start in late 1997. The shortage of wafer capacity projected in late 1995 has diminished and since late 1995, substantial foundry capacity has been available worldwide while overall demand has not increased proportionately. Consequently, wafer pricing has decreased dramatically, which has changed the economic viability of the foundry business in which the Company invested. As a result, in the first quarter of 1997, the Company recorded an impairment loss on its foundry investment of $8.0 million, consisting of a $3.0 million write down of the preferred stock and a $5.0 million impairment write down of the equipment. In the fourth quarter of 1997, pursuant to an agreement with IC WORKS, the Company sold the $10.4 million dollars of equipment at IC WORKS for $5.2 million and invested an additional $1.5 million in preferred stock of IC WORKS. This agreement terminates the Company's operating agreement with IC WORKS. As a result of these events and transactions, the Company recorded a loss of $8.3 million on its foundry investment in 1997 (of which $8.0 million was recorded in the first quarter of 1997), which consists of a $3.0 million write down of the preferred stock, a loss on the sale of the equipment of $5.2 million, and $.1 million of costs associated with prepayment penalties on financing of the equipment and legal fees. Two of the Company's directors who served during 1997 also served as directors of IC WORKS.

ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

     None.

                                   PART III
                                   --------

     Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 15, 1999, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

14(a) Exhibits

Exhibit
Number                                 Description of Document
---------      -----------------------------------------------------------------

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

10.15+++++*    Director Option Plan

10.16*         Executive Retention Agreement - Phil Drayer

10.17*         Executive Retention Agreement - Robert Gargus

10.18*         Executive Retention Agreement - Other Executive Officers

21.1+          List of subsidiaries.

23.1           Consent of PricewaterhouseCoopers LLP, Independent Accountants

27.1           Financial Data Schedule

      ________________
+ Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (file no. 33-93840-LA), as amended, filed on June 22, 1995.
++ Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the period ended September 30, 1995.
+++ Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the period ended December 31, 1995.
++++ Incorporated by reference from the Registrant's Annual Report on Form 10-Q for the period ended June 30, 1997.
+++++ Incorporated by reference from the Registrant's Registration Statement on
      Form S8 (file no. 333-31433), as amended, filed on June 22, 1995.
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

14 (b) Reports on Form 8-K: None

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on March 8, 1999.

                                         TELCOM SEMICONDUCTOR, INC.



                                   By:         /s/ Phillip M. Drayer
                                       -----------------------------------------
                                               Phillip M. Drayer
                                        Chief Executive Officer and President


                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Phillip M. Drayer and Robert G. Gargus, and each of them acting individually, as his attorney-in-fact, each with full power of substitution for him in any and all capacities, to sign any and all amendments to this report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our attorney to any and all amendments to said Report.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                                Title                                       Date
----------------------------                  ----------------------------------------------          --------------------

/s/ Phillip M. Drayer                         Chief Executive Officer and President                   March 8, 1999
----------------------------
     Phillip M. Drayer                        (Principal Executive Officer) and Director

/s/ Robert G. Gargus                          Vice President, Chief Financial Officer                 March 8, 1999
----------------------------
     Robert G. Gargus                         (Principal Financial Officer)

/s/ Kenneth J. Rose                           Chief Accounting Officer and Corporate                  March 8, 1999
----------------------------
     Kenneth J. Rose                          Controller (Principal Accounting Officer)

/s/ Donald E. Fowler                          Director                                                March 8, 1999
----------------------------
     Donald E. Fowler

/s/ Frank Gill                                Director                                                March 8, 1999
----------------------------
     Frank Gill

/s/ T. Peter Thomas                           Director                                                March 8, 1999
----------------------------
     T. Peter Thomas

                          TELCOM SEMICONDUCTOR, INC.

                               INDEX TO EXHIBITS
                               -----------------

Exhibit
Number                           Description of Document

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

10.15+++++*    Director Option Plan

10.16*         Executive Retention Agreement - Phil Drayer

10.17*         Executive Retention Agreement - Robert Gargus

10.18*         Executive Retention Agreement - Other Executive Officers

21.1+          List of subsidiaries.

23.1           Consent of PricewaterhouseCoopers LLP, Independent
               Accountants

27.1           Financial Data Schedule

      ________________
+ Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (file no. 33-93840-LA), as amended, filed on June 22, 1995.
++ Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the period ended September 30, 1995.
+++ Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the period ended December 31, 1995.
++++ Incorporated by reference from the Registrant's Annual Report on Form 10-Q for the period ended June 30, 1997.
+++++ Incorporated by reference from the Registrant's Registration Statement on
      Form S8 (file no. 333-31433), as amended, filed on June 22, 1995.
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.