Form 10-Q
period 1999-03-31
TELCOM SEMICONDUCTOR INC
filed 1999-05-12
CIK 917415

================================================================================

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from...............to................

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

                             Yes  [X]    No  [_]

The number of shares outstanding of the registrant's Common Stock as of May 10, 1999 was 14,121,521.

================================================================================

                         TELCOM SEMICONDUCTOR, INC.


                                  FORM 10-Q

                    FOR THE QUARTER ENDED MARCH 31, 1999


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

Part II. Other Information

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

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements


                           TELCOM SEMICONDUCTOR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                            Three Months Ended
                                                          --------------------------------------------------------
                                                                 Mar. 31,                           Mar. 31,
                                                                   1999                               1998
                                                          ---------------------              ---------------------

Net sales                                                               $12,808                            $15,474

Cost of sales                                                             7,775                              8,895
                                                          ---------------------              ---------------------

Gross profit                                                              5,033                              6,579
                                                          ---------------------              ---------------------
Operating expenses:
    Research and development                                              1,787                              1,315
    Selling, general and administrative                                   2,252                              2,527
    Restructuring & other                                                   269                                  -
                                                          ---------------------              ---------------------

          Total operating expenses                                        4,308                              3,842
                                                          ---------------------              ---------------------

Income from operations                                                      725                              2,737
Interest income, net                                                         68                                 96
Gain on sale of investment                                                5,006                                  -
                                                          ---------------------              ---------------------

Income before income taxes                                                5,799                              2,833

Provision for income taxes                                                1,017                                765
                                                          ---------------------              ---------------------

Net income                                                              $ 4,782                            $ 2,068
                                                          =====================              =====================

Per share data:
    Net income
           Basic                                                          $0.33                              $0.13
                                                          =====================              =====================
           Diluted                                                        $0.32                              $0.12
                                                          =====================              =====================

Number of shares used to compute per share data:
           Basic                                                         14,514                             16,476
                                                          =====================              =====================
           Diluted                                                       15,147                             17,718
                                                          =====================              =====================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TELCOM SEMICONDUCTOR, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                              Mar. 31,                          Dec. 31,
                                                                1999                              1998
                                                     ------------------------          -----------------------
ASSETS
Current assets:
    Cash and cash equivalents                                        $ 11,402                          $14,059
    Short term investments                                              6,506                                -
    Accounts receivable                                                 7,664                            6,944
    Inventory                                                           5,670                            6,377
    Deferred income taxes                                               1,099                            1,099
    Other current assets                                                1,233                              799
                                                     ------------------------          -----------------------
        Total current assets                                           33,574                           29,278

Property and equipment, net                                             9,288                           10,388
Other assets                                                                -                            1,500
                                                     ------------------------          -----------------------
                                                                     $ 42,862                          $41,166
                                                     ========================          =======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of notes payable                                 $  1,369                          $ 1,886
    Accounts payable                                                    3,202                            3,247
    Accrued liabilities                                                 2,494                            2,982
    Deferred distributor income                                         1,494                            1,484
    Income taxes payable                                                3,325                            2,571
                                                     ------------------------          -----------------------
        Total current liabilities                                      11,884                           12,170

Notes payable and other long term obligations, net
     of current portion                                                 2,159                            2,678
Deferred income taxes                                                     400                              400
                                                     ------------------------          -----------------------
        Total liabilities                                              14,443                           15,248
                                                     ------------------------          -----------------------

Stockholders' equity:
    Common stock                                                           17                               17
    Additional paid-in capital                                         35,547                           35,355
    Treasury stock                                                    (10,398)                          (7,925)
    Retained earnings                                                   3,253                           (1,529)
                                                     ------------------------          -----------------------
        Total stockholders' equity                                     28,419                           25,918
                                                     ------------------------          -----------------------
                                                                     $ 42,862                          $41,166
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

                           TELCOM SEMICONDUCTOR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                           Three Months Ended
                                                         ---------------------------------------------------
                                                                                Mar. 31,
                                                         ---------------------------------------------------
                                                                   1999                         1998
                                                         ---------------------        ----------------------
Cash flows from operating activities:
Net income                                                             $ 4,782                       $ 2,068
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Pretax gain on sale of investment                                 (5,006)                            -
      Depreciation and amortization                                        757                         1,337
      Changes in assets and liabilities:
           Accounts receivable                                            (720)                         (595)
           Inventory                                                       707                          (976)
           Other current assets                                           (434)                          235
           Accounts payable                                                (45)                          409
           Accrued liabilities                                            (488)                         (147)
           Deferred distributor income                                      10                            16
           Income taxes payable                                            754                           437
                                                         ---------------------        ----------------------
Net cash provided by operating activities                                  317                         2,784
                                                         ---------------------        ----------------------

Cash flows from investing activities:
      Purchases of property and equipment                                  (91)                       (1,966)
      Net proceeds from sale of equipment                                  434                             -
      Sales of marketable securities, net                                    -                         1,034
                                                         ---------------------        ----------------------
Net cash provided by (used for) investing activities                       343                          (932)
                                                         ---------------------        ----------------------

Cash flows from financing activities:
      Proceeds from sale of common stock                                   192                           124
      Repurchase of common stock                                        (2,473)                            -
      Payments on notes payable                                         (1,036)                         (658)
                                                         ---------------------        ----------------------
Net cash used for financing activities                                  (3,317)                         (534)
                                                         ---------------------        ----------------------

Net increase in cash and cash equivalents                               (2,657)                        1,318
Cash and cash equivalents at the beginning of period                    14,059                        17,110
                                                         ---------------------        ----------------------

Cash and cash equivalents at the end of period                         $11,402                       $18,428
                                                         =====================        ======================

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

     In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the December 31, 1998 financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein.

     This report on Form 10-Q for the period ended March 31, 1999 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     2. Net Income (Loss) per Share

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") during the fourth quarter of fiscal 1997. This statement simplifies the standards for computing earnings per share (EPS) previously defined in Accounting Principles Board Opinion No. 15 "Earnings Per Share". SFAS 128 requires presentation of both Basic EPS and Diluted EPS on the face of the income statement. Basic EPS is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

     Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below:

                                                                                Three Months Ended
                                                              -----------------------------------------------------
                                                                       Mar. 31,                      Mar. 31,
                                                                         1999                          1998
                                                              ------------------------       ----------------------
Net income  available to common shareholders                                   $ 4,782                      $ 2,068
                                                              ========================       ======================

Weighted average common stock outstanding (basic)                               14,514                       16,476

Effect of dilutive warrants and options                                            633                        1,242
                                                              ------------------------       ----------------------
Weighted average common stock outstanding (diluted)                             15,147                       17,718
                                                              ========================       ======================

Earnings per share:

Basic                                                                          $  0.33                      $  0.13
                                                              ========================       ======================
Diluted                                                                        $  0.32                      $  0.12
                                                              ========================       ======================

     Options to purchase 68,500 shares of commons stock at a weighted average price of $13.67 per share were outstanding at March 31, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common stock during the period. Options to purchase 554,407 shares of commons stock at a weighted average price of $5.46 per share were outstanding at March 31, 1999 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common stock during the period.

     3. Balance Sheet Details:

                                                   Mar. 31,                   Dec. 31,
                                                     1999                       1998
                                               -----------------          -----------------
Inventory  :
           Raw material                                   $   87                     $  108
           Work in process                                 3,912                      4,331
           Finished goods                                  1,671                      1,938
                                               -----------------          -----------------
                                                         $ 5,670                    $ 6,377
                                               =================          =================

Property and equipment:
           Equipment                                     $15,743                    $15,077
           Leasehold improvements                            122                         81
                                               -----------------          -----------------
                                                          15,865                     15,158
           Accumulated depreciation                       (9,070)                    (8,313)
                                               -----------------          -----------------
                                                           6,795                      6,845
           Construction in progress                          333                        949
           Carrying value of assets to be
           disposed of                                     2,160                      2,594
                                               -----------------          -----------------
                                                         $ 9,288                    $10,388
                                               =================          =================

Accrued  liabilities:
             Payroll and related                         $ 1,746                    $ 2,074
             Other                                           748                        908
                                               -----------------          -----------------

                                                         $ 2,494                    $ 2,982
                                               =================          =================

Note 4.   Restructuring and Other Charges
-----------------------------------------

     During 1998, the Company recorded restructuring and other charges totaling $7,258, consisting of $6,515 of items relating to the closure of the Company's wafer fabrication facility, and $743 relating to other one-time charges.

     In August 1998, the Company announced its plans to shut down its five-inch wafer fabrication facility in Mountain View, California and use third party
foundries for all of its wafer fabrication.   In conjunction with the shut-down
of its wafer fabrication foundry, the Company recorded fab closure charges totaling $6,515 to write down and write off manufacturing equipment and facilities improvements; accrue for future idle facility space; accrue severance of manufacturing and other personnel and other costs.

     A majority of the Company's new products that have been developed in the past year utilize sub-micron wafer technology and are currently fabricated by outside foundries. All other remaining wafers were fabricated in the Mountain View facility. In January 1999, the wafer fabrication facility was shut-down and the fabrication equipment is no longer in use and is being held for sale.
During the first quarter of 1999, all fabrication of wafers has been transferred to third party foundries. The facility shutdown is a result of developments in the semiconductor industry, primarily the availability of low cost wafer fabrication capacity and the willingness of outside foundries to offer non-standard processes. Competitive designs use submicron technology which allows for more die per wafer than the five inch wafer fabrication currently in the old

Mountain View facility. The restructuring charge relating to the write down of the carrying value of the Company's fabrication equipment to its estimated fair value was $4,458. The cost and accumulated depreciation of the fabrication equipment prior to the write down was $13,027 and $6,330, respectively. The fair value of the fabrication equipment was estimated to be $2,239 and was recorded as "assets to be disposed of". The fair value of the fabrication equipment was based on third party estimates of fair value. During the first quarter of 1999, net proceeds for the sale of equipment was $434. Given the weakness of the 1998 market for semiconductors, and the resulting oversupply in the used semiconductor equipment market, the Company is unable to predict the time needed to dispose of the assets classified as "assets to be disposed of". The restructuring charge for 1998 also included charges for idle facilities of $1,406, severance payments totaling $519 for employees terminated upon closing of the facility and environmental and related clean up costs of $132. Additional restructuring charges are included in the first quarter of 1999 for employee severance costs of $243 and environmental and related clean up costs of $26.

     The following table sets forth the Company's activity for the restructuring cost and charges taken against the accrual and the resulting restructuring accrual balance at March 31, 1999:

                                                                      Restructuring Cost
                                                                        (in thousands)
                               ----------------------------------------------------------------------------------------------
                                                                      Three months ended
                                                                        Mar. 31, 1999
                                       Balance           ------------------------------------------             Balance
                                    Dec. 31, 1998              Expense                Utilized               Mar. 31, 1999
                               ---------------------     -----------------      -------------------     ---------------------
Idle facility charge                          $1,406                  $  -                     $ 84                    $1,322
Employee severance and other                     651                   269                      733                       187
                               ---------------------     -----------------      -------------------     ---------------------

                                              $2,057                  $269                     $817                    $1,509
                               =====================     =================      ===================     =====================

Note 5. Gain on Sale of Investment
----------------------------------

At the end of the quarter ended March 31, 1999, the Company recognized a gain of $5.0 million on the sale of its investment in IC WORKS. IC WORKS was purchased by Cypress Semiconductor, Inc., a publicly held company and,as part of the purchase agreement between IC WORKS and Cypress Semiconductor, the Company's preferred shares, with a book value of $1.5 million, were exchanged for common shares of Cypress Semiconductor with a fair market value of $6.5 million.

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

Overview

     TelCom Semiconductor, Inc. ("TelCom" or the "Company") was founded in December 1993 as the result of a management buyout of the Teledyne Components Division of Teledyne Industries Inc. The Company designs, manufactures and sells a variety of analog and mixed-signal integrated circuits. The Company's product offerings are divided into four primary categories: (1) Power Management, (2) Thermal Management (3) Data Converters, and (4) Linear Building Blocks. Over the last several years, the Company has been transitioning its product portfolio away from the legacy products associated with the Teledyne Division to higher value proprietary solutions. As a result, the Company's current product offering consists of both proprietary and second source products. While the primary emphasis is developing proprietary products, the Company does offer second source products to enhance its total product portfolio. Average selling prices for the Company's proprietary products have generally tended to decline at a slower rate than have those for the Company's second source products, which are more susceptible to competitive pricing pressures. The Company generally recognizes higher gross margins on its proprietary products than on its second source products.

     As the Company transitioned from the legacy products manufactured using older process technology, it became necessary to develop a source of supply for more advanced wafer processing technology for its newer, proprietary products. This transition began at a time when advanced semiconductor capacity was in short supply and long term forecasts for additional capacity was not improving. Therefore, in November 1995, the Company entered into certain agreements with IC WORKS, Inc., a privately-held wafer foundry company. Pursuant to such agreements, the Company purchased $3.0 million of preferred stock of IC WORKS and provided $10.4 million in capital equipment. In return for this investment, TelCom received a guarantee of submicron wafer capacity at specified prices for a period of five years, projected to start in late 1997. Since then, the wafer capacity shortage projected in late 1995 diminished. Since late 1995, substantial foundry capacity became available worldwide while overall demand did not increase proportionately. Consequently, wafer pricing decreased dramatically, which changed the economic viability of the foundry business in which the Company invested. The IC WORKS wafer foundry was subsequently sold to a captive supplier and as a result, in 1997, the Company recorded a loss of $8.3 million on its foundry investment which consists of a $3.0 million write down of the preferred stock, a loss on the sale of the equipment of $5.2 million, and $.1 million of costs associated with prepayment penalties on financing of the equipment and legal fees. Pursuant to an agreement with IC WORKS, in the fourth quarter of 1997, the Company sold the $10.4 million of equipment at IC WORKS for $5.2 million and invested an additional $1.5 million in preferred stock of IC WORKS. This agreement terminated the Company's operating agreement with IC WORKS.

     During the first quarter of 1999, IC WORKS was sold to Cypress Semiconductor, Inc., a publicly held corporation. The Company's shares in IC WORKS were exchanged for common shares of Cypress Semiconductor, Inc. and as a result, the Company recognized a gain of $5.0 million on the sale of its IC WORKS investment.

     In August 1998, the Company announced its plans to shut down its five-inch wafer fabrication facility in Mountain View, California and use third party foundries for all of its wafer fabrication. This change was desirable because of continuing market conditions that made it more economical to purchase wafers than to produce them internally. A majority of the Company's new products that have been developed in the past year utilize sub-micron wafer technology and are currently fabricated by outside foundries. All other remaining wafers were fabricated in the Mountain View facility. In January 1999, the wafer fabrication facility was shut-down. The fabrication of wafers has been transferred to third party foundries during the first quarter of 1999. In connection with the closure of its wafer fabrication facility, the Company recognized restructuring charges for the Mountain View, California fabrication facility of $6.5 million. The restructuring charge includes a write down of fabrication equipment of $4.5 million, costs associated with idle facility space of $1.4 million, employee severance costs of $.5 million and clean up and environmental related charges of $.1 million. During the first quarter of 1999, restructuring costs were $.3 million, which was primarily additional employee severance cost.

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


Results of Operations

Net Sales

     Net sales for the three month period ended March 31, 1999 decreased $2.7 million or 17.2% from the corresponding period in the prior fiscal year. The decrease in sales was primarily due to lower sales volume in the Company's power management product line. International sales for the three month period ended March 31, 1999 were 67% of total sales for the period compared to 64% of total sales for the same period in the prior year. For the three month period ended March 31, 1999, three OEM customers, Motorola, Intel and Compaq Computer, accounted for approximately 28%, 3% and 4%, respectively, of net sales compared to 40%, 6% and 5%, respectively, of net sales for the same period in the prior year. Future Electronics, one of the Company's distributors, accounted for 11% of the Company's net sales for the three month period ended March 31,1999 compared to 11% of net sales for same period in the prior year.

Gross  Margin

     Gross margin as a percentage of sales for the three month period ended March 31, 1999 decreased to 39.3% from 42.5% in the corresponding period in the prior year. The decrease in gross margin was caused by a decrease in unit selling prices for products sold to Motorola and the Company's mix of high volume low priced commodity products. The Company's ability to increase gross margins will depend on the successful introduction of its new proprietary products and controlling its manufacturing costs. Thus, future wafer costs will depend on the volume and availability of wafers from the Company's wafer foundries.

Research and Development Expenses

     Research and development expenses for the three month period ended March 31, 1999 increased to $1.8 million compared to $1.3 million for the corresponding period in the prior year. This increase was primarily due to an increase in salaries and wages for additional design and application engineers and increased costs associated with test wafers and masks for new products. Such expenses as a percent of sales increased in the three month period ended March 31, 1999 to 14.0% of sales compared to 8.5% of sales for the corresponding period in the prior year. The Company expects research and development expenses generally to increase in absolute dollars in future periods although such expenses may fluctuate as a percentage of net sales.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the three month period ended March 31, 1999 decreased to $2.3 million compared to $2.5 million for the corresponding period in the prior year. This increase was primarily due to decreases in salaries and staffing in sales and administration. Such expenses as a percent of sales increased in the three month period ended March 31, 1999 to 17.6% of sales compared to 16.3% of sales for the corresponding period in the prior year. The Company expects selling, general and administrative expenses generally to increase in absolute dollars in future periods although such expenses may continue to fluctuate as a percentage of net sales.

Interest Income (Expense), Net

     For the three month period ended March 31, 1999, net interest income was $68,000 compared to $96,000 for the corresponding period in the prior year. The decrease in net interest income is due to lower cash balances for the period.

Gain on Sale of Investment

     At the end of the quarter ended March 31, 1999, the Company recognized a gain of $5.0 million on the sale of its investment in IC WORKS. IC WORKS was purchased by Cypress Semiconductor, Inc., a publicly held company and, as part of the purchase agreement between IC WORKS and Cypress Semiconductor, the Company's preferred shares, with a book value of $1.5 million, were exchanged for common shares of Cypress Semiconductor with a fair market value of $6.5 million.

Income Taxes

     The effective tax rate for the three month period ended March 31, 1999 was 17.5% which reflects a 27% blended rate of United States, Hong Kong, and German tax rates, offset by the tax rate applicable to the gain on sale of investment. This effective rate compares to 27% for the corresponding period in the prior year which was a result of the blended rate of United States, Hong Kong, and German tax rates.

Liquidity and Capital Resources

     As of March 31, 1999, the Company had $11.4 million of cash and cash equivalents. The Company generated $.3 million of cash from operating activities during the three months ended March 31, 1999 primarily reflecting net income of $4.8 million offset by the non cash gain on sale of investments of $5.0 million. The net decrease in working capital items primarily reflects a decrease in current liabilities of $.5 million, an increase in income taxes payable of $.8 million, a decrease in inventories of $.7 million, offset by an increase in accounts receivable of $.7 million and an increase in other assets of $.4 million.

     The Company generated $.3 million of cash from investing activities during the three months ended March 31, 1999 primarily reflecting net proceeds from the sale of equipment of $.4 million, offset by purchases of property and equipment of $.1 million. During the three months ended March 31, 1998, the

Company used $.9 million of cash for investing activities primarily reflecting purchases of property and equipment of $1.9 million, offset by proceeds from the sale of marketable securities of $1 million.

     The Company used $3.3 million of cash for financing activities during the three months ended March 31, 1999 primarily reflecting the repurchase of common stock of $2.5 million, the repayment of notes payable of $1 million, offset by proceeds from the issuance of common stock of $.2 million. During the three months ended March 31, 1998, the Company used $.5 million of cash for financing activities primarily reflecting the repayment of notes payable of $.6 million, offset by proceeds from the sale of common stock of $.1 million.

     At March 31, 1999, the Company had notes payable of $2.5 million, the proceeds of which were utilized to purchase certain equipment securing such notes. These notes bear interest ranging from 9% to 13% per annum and are payable in monthly installments of principal and interest.

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

     Dependence on International Sales and Operations. International sales for the three month period ended March 31, 1999 were 67% of total sales for the period compared to 64% of total sales for the same period in the prior year. The Company expects international sales to continue to represent a significant portion of product sales. International sales and operations involve various risks, including unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general political risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because a substantial majority of the Company's international sales are denominated in United States dollars, increases in the value of the dollar would increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products, the sales of which are denominated in local currencies. There can be no assurance that regulatory, political and other factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices.

     Customer and Distributor Concentration. A limited number of customers and distributors has accounted for a significant portion of the Company's net sales. For the three month period ended March 31, 1999, three OEM customers, Motorola, Intel and Compaq Computer, accounted for approximately 28%, 3% and 4%, respectively, of net sales compared to 40%, 6% and 5%, respectively, of net sales for the same period in the prior year. Future Electronics, one of the Company's distributors, accounted for 11% of the Company's net sales for the three month period ended March 31, 1999 compared to 11% of net sales for the same period in the prior year. The Company anticipates that it will continue to be dependent or may increase its dependence on a number of key customers and distributors for a significant portion of its net sales. The reduction, delay or cancellation of orders from one or more significant customers for any reason could materially and adversely affect the Company's operating results. The Company is also dependent on sales representatives and distributors for the sale of its products to many of its customers. Such distributors sell competitors' products and are not within the control of the Company. Loss of one or more of the Company's current distributors or disruption of the Company's sales and distribution channels could materially and adversely affect the Company's business and operating results.

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

     2)Internal Non-Financial Software and Imbedded Chip Technology.   During
1998, the Company completed an assessment of its non-financial software and imbedded chip technology regarding the impact of the Year 2000 on such non-financial systems as manufacturing equipment, and security equipment. As a result of the assessment, the Company does not anticipate any significant issues from its non-financial software and imbedded chip technology. If the Company is unable to achieve Year 2000 compliance for its major non-financial systems, the Year 2000 could have a material impact on the operations of the Company. The costs incurred to-date for the assessment performed and any anticipated costs to be incurred in the future related to internal non-financial software and imbedded chip technology are not expected to be material to the Company's financial condition or results of operations and will continue to be expensed in the periods incurred. Since the Company has completed its assessment and has not found any significant issues, the Company has not developed a contingency plan for its internal non-financial software and imbedded chip technology.

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



                                        TELCOM SEMICONDUCTOR, INC.
                                         (Registrant)



Date: May 12, 1999                  By:  /s/ Phillip M. Drayer
                                        ----------------------------------

                                         Phillip M. Drayer
                                         President
                                         Chief Executive Officer



Date: May 12, 1999                  By:  /s/ Robert G. Gargus
                                        ----------------------------------

                                         Robert G. Gargus
                                         Chief Financial Officer