Form 10-Q
period 1999-06-30
TELCOM SEMICONDUCTOR INC
filed 1999-08-10
CIK 917415

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10 - Q


(Mark One)
X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999

                                       OR

_             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from................. to.............................

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

             Yes  X    No  __
                  -

The number of shares outstanding of the registrant's Common Stock as of August 6, 1999 was 14,214,899.

===============================================================================

                          TELCOM SEMICONDUCTOR, INC.



                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1999


                                     INDEX



                                                                                                     PAGE
                                                                                                      NO.

Part I. Financial Information

        Item 1. Financial Statements

                Condensed Consolidated Statements of Operations                                          3

                Condensed Consolidated Balance Sheets                                                    4

                Condensed Consolidated Statements of Cash Flows                                          5

                Notes To Condensed Consolidated Financial Statements                                  6-10


        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                            11-19

Part II. Other Information

        Item 4. Submission of Matters to a Vote of Security Holders                                     20

        Item 6. Exhibits and Reports on Form 8-K                                                        20

Signatures                                                                                              21

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements


                          TELCOM SEMICONDUCTOR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                     Three Months Ended                          Six Months Ended
                                           ------------------------------------      --------------------------------------
                                                June 30,             June 30,             June 30,               June 30,
                                                  1999                 1998                 1999                   1998
                                           ----------------      --------------      ----------------       ---------------
Net sales                                  $         13,867      $       14,023      $         26,675       $        29,497
Cost of sales                                         7,351               8,907                15,126                17,802
                                           ----------------      --------------      ----------------       ---------------

Gross profit                                          6,516               5,116                11,549                11,695
                                           ----------------      --------------      ----------------       ---------------

Operating expenses:
    Research and development                          1,885               1,376                 3,672                 2,691
    Selling, general and administrative               2,584               2,757                 4,836                 5,284
    Restructuring & other                                 -                   -                   269                     -
                                           ----------------      --------------      ----------------       ---------------

          Total operating expenses                    4,469               4,133                 8,777                 7,975
                                           ----------------      --------------      ----------------       ---------------

Income from operations                                2,047                 983                 2,772                 3,720
Interest income (expense), net                            4                 116                    72                   212
Gain on sale of investment                              813                   -                 5,819                     -
                                           ----------------      --------------      ----------------       ---------------

Income before income taxes                            2,864               1,099                 8,663                 3,932

Provision for income taxes                              879                 296                 1,896                 1,061
                                           ----------------      --------------      ----------------       ---------------

Net income                                 $          1,985      $          803      $          6,767       $         2,871
                                           ================      ==============      ================       ===============

Per share data:
    Net income
       Basic                               $           0.14      $         0.05      $            .47       $           .17
                                           ================      ==============      ================       ===============
       Diluted                             $           0.13      $         0.05      $            .45       $           .16
                                           ================      ==============      ================       ===============

Number of shares used to compute per
   share data
       Basic                                         14,106              16,537                14,310                16,506
                                           ================      ==============      ================       ===============
       Diluted                                       15,175              17,547                15,164                17,632
                                           ================      ==============      ================       ===============



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TELCOM SEMICONDUCTOR, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                                 June 30,                              Dec. 31,
                                                                   1999                                  1998
                                                     -----------------------------           ------------------------
ASSETS

Current assets:
    Cash and cash equivalents                              $                16,053            $                14,059
    Short term investments                                                   1,271                                  -
    Accounts receivable                                                      8,140                              6,944
    Inventory                                                                6,058                              6,377
    Deferred income taxes                                                      826                              1,099
    Other current assets                                                     1,304                                799
                                                          ------------------------           ------------------------
        Total current assets                                                33,652                             29,278

Property and equipment, net                                                  8,404                             10,388
Other assets                                                                     -                              1,500
                                                          ------------------------           ------------------------

                                                           $                42,056            $                41,166
                                                          ========================           ========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of notes payable                       $                     -            $                 1,886
    Accounts payable                                                         2,995                              3,247
    Accrued liabilities                                                      2,489                              2,982
    Deferred distributor income                                              1,817                              1,484
    Income taxes payable                                                     2,771                              2,571
                                                          ------------------------           ------------------------
        Total current liabilities                                           10,072                             12,170

Notes payable and other long term obligations, net
     of current portion                                                        926                              2,678
Deferred income taxes                                                          400                                400
                                                          ------------------------           ------------------------

        Total liabilities                                                   11,398                             15,248
                                                          ------------------------           ------------------------

Stockholders' equity:
    Common stock                                                                17                                 17
    Additional paid-in capital                                              35,958                             35,355
    Treasury stock                                                         (10,964)                            (7,925)
    Other comprehensive income                                                 409                                  -
    Retained earnings                                                        5,238                             (1,529)
                                                          ------------------------           ------------------------
        Total stockholders' equity                                          30,658                             25,918
                                                          ------------------------           ------------------------

                                                           $                42,056            $                41,166
                                                          ========================           ========================



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TELCOM SEMICONDUCTOR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                    Six Months Ended
                                                                        ------------------------------------------
                                                                                         June 30,
                                                                        ------------------------------------------
                                                                           1999                            1998
                                                                        ----------                      ----------
Cash flows from operating activities:
Net income                                                              $  6,767                        $  2,871
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Gain on sale of investment                                          (5,819)                              -
      Depreciation and amortization                                        1,395                           2,757
      Changes in assets and liabilities:
           Accounts receivable                                            (1,196)                           (464)
           Inventory                                                         319                            (323)
           Other current assets                                             (505)                            181
           Accounts payable                                                 (252)                           (772)
           Accrued liabilities                                              (493)                           (603)
           Deferred distributor income                                       333                              78
           Income taxes payable                                              200                             (78)
                                                                        --------                        --------
Net cash provided by operating activities                                    749                           3,647
                                                                        --------                        --------

Cash flows from investing activities:
      Purchases of property and equipment                                   (374)                         (4,287)
      Net proceeds from sale of equipment                                    963                               -
      Sale of investment, net                                              6,730                               -
      Sales of marketable securities, net                                      -                            (544)
                                                                        --------                        --------
Net cash provided by (used for) investing activities                       7,319                          (4,831)
                                                                        --------                        --------

Cash flows from financing activities:
      Proceeds from sale of common stock                                     603                             602
      Repurchase of common stock                                          (3,039)                              -
      Payments on notes payable                                           (3,638)                         (1,319)
                                                                        --------                        --------
Net cash used for financing activities                                    (6,074)                           (717)
                                                                        --------                        --------

Net increase in cash and cash equivalents                                  1,994                          (1,901)
Cash and cash equivalents at the beginning of period                      14,059                          17,110
                                                                        --------                        --------

Cash and cash equivalents at the end of period                          $ 16,053                        $ 15,209
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

     This report on Form 10-Q for the period ended June 30, 1999 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and Form 10-Q for the period ended March 31, 1999.

     2. Net Income per Share

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

     Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below:

                                                      Three Months Ended                             Six Months Ended
                                          ---------------------------------------       ---------------------------------------
                                               June 30,               June 30,               June 30,               June 30,
                                                 1999                   1998                   1999                   1998
                                          ----------------       ----------------       ----------------       ----------------
Net income available to
  common shareholders                              $ 1,985                $   803                $ 6,767                $ 2,871
                                                   =======                =======                =======                =======

Weighted average common stock
  Outstanding (basic)                               14,106                 16,537                 14,310                 16,506

Effect of dilutive warrants and options              1,069                  1,010                    854                  1,126
                                                   -------                -------                -------                -------
Weighted average common stock
  Outstanding (diluted)                             15,175                 17,547                 15,164                 17,632
                                                   =======                =======                =======                =======

Income per share:

Basic                                              $  0.14                $  0.05                $  0.47                $  0.17
                                                   =======                =======                =======                =======

Diluted                                            $  0.13                $  0.05                $  0.45                $  0.16
                                                   =======                =======                =======                =======


     Options to purchase 126,640 shares of commons stock at a weighted average price of $8.71 per share were outstanding at June 30, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common stock during the period. Options to purchase 67,300 shares of commons stock at a weighted average price of $8.49 per share were outstanding at June 30, 1999 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common stock during the period.

     3. Balance Sheet Details:

                                                                      June 30,          Dec. 31,
                                                                        1999              1998
                                                                      --------          --------
Inventory:
            Raw material                                              $     18          $    108
            Work in process                                              4,305             4,331
            Finished goods                                               1,735             1,938
                                                                      --------          --------

                                                                      $  6,058          $  6,377
                                                                      ========          ========

Property and equipment:
            Equipment                                                 $ 15,691          $ 15,077
            Leasehold improvements                                         123                81
                                                                      --------          --------
                                                                        15,814            15,158
            Accumulated depreciation                                    (9,461)           (8,313)
                                                                      --------          --------
                                                                         6,353             6,845
            Construction in progress                                       667               949
            Carrying value of assets to be disposed of                   1,384             2,594
                                                                      --------          --------

                                                                      $  8,404          $ 10,388
                                                                      ========          ========


Accrued  liabilities:
              Payroll and related                                     $  1,808          $  2,074
              Other                                                        681               908
                                                                      --------          --------

                                                                      $  2,489          $  2,982
                                                                      ========          ========

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

     A majority of the Company's new products that have been developed in the past year utilize sub-micron wafer technology and are currently fabricated by outside foundries. All other remaining wafers were fabricated in the Mountain View facility. In January 1999, the wafer fabrication facility was shut-down and the fabrication equipment is no longer in use and is being held for sale.
During the first quarter of 1999, all fabrication of wafers has been transferred to third party foundries. The facility shutdown is a result of developments in the semiconductor industry, primarily the availability of low cost wafer fabrication capacity and the willingness of outside foundries to offer non-standard processes. Competitive designs use submicron technology which allows for more die per wafer than the five inch wafer fabrication currently in the old

Mountain View facility. The restructuring charge relating to the write down of the carrying value of the Company's fabrication equipment to its estimated fair value was $4,458. The cost and accumulated depreciation of the fabrication equipment prior to the write down was $13,027 and $6,330, respectively. The fair value of the fabrication equipment was estimated to be $2,239 and was recorded as "assets to be disposed of". The fair value of the fabrication equipment was based on third party estimates of fair value. During the first six months of 1999, net proceeds for the sale of equipment was $963. Given the weakness of the 1998 market for semiconductors, and the resulting oversupply in the used semiconductor equipment market, the Company is unable to predict the time needed to dispose of the assets classified as "assets to be disposed of". The restructuring charge for 1998 also included charges for idle facilities of $1,406, severance payments totaling $519 for employees terminated upon closing of the facility and environmental and related clean up costs of $132. Additional restructuring charges were included in the first quarter of 1999 for employee severance costs of $243 and environmental and related clean up costs of $26.

     The following table sets forth the Company's activity for the restructuring cost and charges taken against the accrual and the resulting restructuring accrual balance at June 30, 1999:

                                                                          Restructuring Cost
                                                                            (in thousands)
                                ----------------------------------------------------------------------------------------------------
                                                                         Six months ended
                                                                           June 30, 1999
                                      Balance                -------------------------------------------                Balance
                                   Dec. 31, 1998                 Expense                    Utilized                 June 30, 1999
                                ------------------           ---------------             ---------------          ------------------
Idle facility charge                        $1,406                     $  -                        $140                      $1,266
Employee severance and other                   651                      269                         855                          65
                                            ------                     ----                        ----                      ------

                                            $2,057                     $269                        $995                      $1,331
                                            ======                     ====                        ====                      ======


Note 5. Gain on Sale of Investment
----------------------------------

     At the end of the quarter ended March 31, 1999, the Company recognized a gain of $5,006 on the sale of its investment in IC WORKS. IC WORKS was purchased by Cypress Semiconductor, Inc., a publicly held company and, as part of the purchase agreement between IC WORKS and Cypress Semiconductor, the Company's preferred shares, with a book value of $1,500, were exchanged for common shares of Cypress Semiconductor with a fair market value of $6,506. As part of the agreement, ten percent of the common shares received by the Company are held in escrow pending final closure of the purchase of IC Works by Cypress Semiconductor or one year from the date of purchase. During the quarter ended June 30, 1999, the company sold all of the shares it held, except the shares held in escrow, for $6,730 and recognized an additional gain on the sale of $813 representing the increase in the fair value between the date the shares were received and the date the shares were sold. The value of the shares held in escrow at June 30, 1999 is $1,271 and is presented as short term investments. These shares are accounted for as an available for sale security in accordance with FAS 115.

Note 6. Comprehensive Income
----------------------------

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS
130), "Reporting Comprehensive Income" in January 1998. SFAS 130 establishes rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity.

The following are the components of comprehensive income (in thousands):

                                                     Three Months Ended                        Six Months Ended
                                              --------------------------------        ----------------------------------
                                                June 30,            June 30,             June 30,             June 30,
                                                  1999                1998                 1999                 1998
                                              ------------      --------------        -------------         ------------
Net income                                         $ 1,985              $  803              $ 6,767              $ 2,871

Unrealized gain on short term investment
    (net of deferred taxes of $273)                    409                   -                  409                    -
                                                   -------              ------              -------              -------

Comprehensive income                               $ 2,394              $  803              $ 7,176              $ 2,871
                                                   =======              ======              =======              =======

The components of accumulated other comprehensive income are as follows (in thousands):

                                                                                         June 30,               Dec. 31,
                                                                                           1999                   1998
                                                                                        -----------            -----------
Unrealized gain on short term investment
    (net of deferred taxes of $273)                                                           $ 409                  $   -
                                                                                              =====                  =====

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

     At the end of the quarter ended March 31, 1999, the Company recognized a gain of $5.0 million on the sale of its investment in IC WORKS. IC WORKS was purchased by Cypress Semiconductor, Inc., a publicly held company and, as part of the purchase agreement between IC WORKS and Cypress Semiconductor, the Company's preferred shares, with a book value of $1.5 million, were exchanged for common shares of Cypress Semiconductor with a fair market value of $6.5 million. As part of the agreement, ten percent of the common shares received by the Company are held in escrow pending final closure of the purchase of IC Works by Cypress Semiconductor or one year from the date of purchase. During the quarter ended June 30, 1999, the company sold all of the shares it held, except the shares held in escrow, for $6.7 million and recognized an additional gain on the sale of $.8 million representing the increase in the fair value between the date the shares were received and the date the shares were sold. The value of the shares held in escrow at June 30, 1999 is $1.3 million and is presented as short term investments. These shares are accounted for as an available for sale security in accordance with FAS 115.

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


Results of Operations

Net Sales

     Net sales for the three month and six month periods ended June 30, 1999 decreased $.2 million or 1% and $2.8 million or 9.6%, respectively, from the corresponding periods in the prior fiscal year. The decrease in sales was primarily due to lower sales volume in the Company's power management product line. International sales for the three month and six month periods ended June 30, 1999 were 69% and 68% of total sales, respectively, compared to 64% total sales for the each of the same periods in the prior year. For the three month and six month periods ended June 30, 1999, an OEM customer, Motorola, accounted for approximately 30% and 29%, respectively, of net sales compared to 34% and 37%, respectively, of net sales for the same periods in the prior year. Future Electronics, one of the Company's distributors, accounted for 21% and 16%, respectively, of the Company's net sales for the three month and six month periods ended June 30, 1999 compared to 11% of net sales for each of the same periods in the prior year.

Gross Margin

     Gross margin as a percentage of sales for the three month and six month periods ended June 30, 1999 increased to 47.0% and 43.3%, respectively, from 36.5% and 39.6%, respectively, in the corresponding periods in the prior year. The increase in gross margin was primarily caused by the lower costs of utilizing wafer foundries. The Company's ability to increase gross margins will depend on the successful introduction of its new proprietary products and controlling its manufacturing costs. Thus, future wafer costs will depend on the volume and availability of wafers from the Company's wafer foundries.

Research and Development Expenses

     Research and development expenses for the three month and six month periods ended June 30, 1999 increased to $1.9 million and $3.7 million, respectively, compared to $1.4 million and $2.7 million, respectively, for the corresponding period in the prior year. This increase was primarily due to an increase in salaries and wages for additional design and application engineers and increased costs associated with test wafers and masks for new products. Such expenses as a percent of sales increased in the three month and six month periods ended June 30, 1999 to 13.6 % and 13.8%, respectively, of sales compared to 9.8% and 9.1%, respectively, of sales for the corresponding period in the prior year. The Company expects research and development expenses generally to increase in absolute dollars in future periods although such expenses may fluctuate as a percentage of net sales.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the three month and six month periods ended June 30, 1999 decreased to $2.6 million and $4.8 million, respectively, compared to $2.8 million and $5.3 million, respectively, for the corresponding period in the prior year. This decrease was primarily due to decreases in salaries and staffing in sales and administration. Such expenses as a percent of sales decreased in the three month period ended June 30, 1999 to 18.6% of sales compared to 19.7% of sales for the corresponding period in the prior year. Such expenses as a percent of sales increased in the six month period ended June 30, 1999 to 18.1% of sales compared to 17.9% of sales for the corresponding period in the prior year. The Company expects selling, general and administrative expenses generally to increase in absolute dollars in future periods although such expenses may continue to fluctuate as a percentage of net sales.

Interest Income (Expense), Net

     For the three month and six month periods ended June 30, 1999, net interest income was $4,000 and $72,000, respectively, compared to $116,000 and $212,000, respectively, for the corresponding periods in the prior year. The decrease in net interest income is due to lower cash balances for the period plus additional finance charges associated with the payoff of the Company's long term debt.

Gain on Sale of Investment

     At the end of the quarter ended March 31, 1999, the Company recognized a gain of $5.0 million on the sale of its investment in IC WORKS. IC WORKS was purchased by Cypress Semiconductor, Inc., a publicly held company and, as part of the purchase agreement between IC WORKS and Cypress Semiconductor, the Company's preferred shares, with a book value of $1.5 million, were exchanged for common shares of Cypress Semiconductor with a fair market value of $6.5 million. As part of the agreement, ten percent of the common shares received by the Company are held in escrow pending final closure of the purchase of IC Works by Cypress Semiconductor or one year from the date of purchase. During the quarter ended June 30, 1999, the company sold all of the shares it held, except the shares held in escrow, for $6.7 million and recognized an additional gain on the sale of $.8 million representing the increase in the fair value between the date the shares were received and the date the shares were sold. The value of the shares held in escrow at June 30, 1999 is $1.3 million and is presented as short term investments. These shares are accounted for as an available for sale security in accordance with FAS 115.

Income Taxes

     The effective tax rate for the three month and six month periods ended June 30, 1999 was 30.7% and 21.9%, respectively, which reflects a 27% blended rate of United States, Hong Kong, and German tax rates, offset by the tax rate applicable to the gain on sale of investment. This effective rate compares to 27% for the corresponding period in the prior year which was a result of the blended rate of United States, Hong Kong, and German tax rates.

Liquidity and Capital Resources

     As of June 30, 1999, the Company had $16.1 million of cash and cash equivalents. The Company generated $.7 million of cash from operating activities during the six months ended June 30, 1999 primarily reflecting net income of $6.8 million offset by the non cash gain on sale of investments of $5.8 million. The net increase in working capital items primarily reflects an increase in accounts receivable of $1.2 million, an increase of in other current assets of $.5 million, and a decrease in current liabilities of $.7 million, offset by a decrease in inventory of $.3 million, an increase if deferred distributor income reserve of $.3 million and an increase in taxes payable of $.2 million

     The Company generated $7.3 million of cash from investing activities during the six months ended June 30, 1999 primarily reflecting net proceeds from the sale of investments of $6.7 million, the sale of equipment of $1.0 million, offset by purchases of property and equipment of $.4 million. During the six months ended June 30, 1998, the Company used $4.8 million of cash for investing activities primarily reflecting purchases of property and equipment of $4.3 million and the purchase of marketable securities of $.5 million.

     The Company used $6.1 million of cash for financing activities during the six months ended June 30, 1999 primarily reflecting the repurchase of common stock of $3.0 million, the payment of notes payable of $3.6 million, offset by proceeds from the issuance of common stock of $.6 million. During the six months ended June 30, 1998, the Company used $.7 million of cash for financing activities primarily reflecting the repayment of notes payable of $1.3 million, offset by proceeds from the sale of common stock of $.6 million.

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

     Dependence on International Sales and Operations. International sales for the three month and six month periods ended June 30, 1999 were 69% and 68% of total sales, respectively, compared to 64% total sales for the each of the same periods in the prior year. The Company expects international sales to continue to represent a significant portion of product sales. International sales and operations involve various risks, including unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general political risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because a substantial majority of the Company's international sales are denominated in United States dollars, increases in the value of the dollar would increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products, the sales of which are denominated in local currencies. There can be no assurance that regulatory, political and other factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices.

     Customer and Distributor Concentration. A limited number of customers and distributors has accounted for a significant portion of the Company's net sales. For the three month and six month periods ended June 30, 1999, an OEM customer, Motorola, accounted for approximately 30% and 34%, respectively, of net sales compared to 34% and 37%, respectively, of net sales for the same period in the prior year. Future Electronics, one of the Company's distributors, accounted for 21% and 16%, respectively, of the Company's net sales for the three month and six month periods ended June 30, 1999 compared to 11% of net sales for each of the same periods in the prior year. The Company anticipates that it will continue to be dependent or may increase its dependence on a number of key customers and distributors for a significant portion of its net sales. The reduction, delay or cancellation of orders from one or more significant customers for any reason could materially and adversely affect the Company's operating results. The Company is also dependent on sales representatives and distributors for the sale of its products to many of its customers. Such distributors sell competitors' products and are not within the control of the Company. Loss of one or more of the Company's current distributors or disruption of the Company's sales and distribution channels could materially and adversely affect the Company's business and operating results.

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

     1) Internal Information Systems. During 1997, the Company inventoried all of its mission critical systems, programs and databases. Such systems, if failure occurred, could result in a disruption in business operations that could have a material adverse affect on the Company's operations. During 1998, the Company completed an assessment of these mission critical systems. As a result of the assessment, the Company does not anticipate any significant issues from its internal information systems. Certain software packages will require upgrading to Year 2000 compliant versions. These upgrades should be completed by September 1999. The costs incurred to-date for the assessment performed as well as the costs to upgrade to the Year 2000 compliant software packages are not expected to be material to the Company's financial condition or results of operations. These expenses will continue to be expensed in the periods incurred. Since the Company has completed its assessment and is in the process of making the necessary changes, the Company has not developed a contingency plan for its internal information systems.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        Registrant held its Annual Meeting of Shareholders on April 15, 1999.

     At the meeting the following matters were voted upon, and the number of votes cast for and against, as well as the number of abstentions and broker non votes, as to each matter, along with separate tabulation with respect to each nominee for office, set forth below:

1. Election of directors to serve for the ensuing year and until their successors are duly elected and qualified.

                                             For                   Against              Abstention                Non Votes
                                    -------------------      ----------------      ------------------      ---------------------
Phillip M. Drayer                            11,793,180                     0                 587,870                          0
T. Peter Thomas                              11,821,957                     0                 559,093                          0
Donald E. Fowler                             11,816,880                     0                 564,170                          0
Frank Gill                                   11,820,857                     0                 560,193                          0


1.   Approval of amendment to 1994 Stock Option Plan

                                         For                 Against              Abstention                Non Votes
                                    -----------           ----------------      ------------------      ---------------------
                                     5,802,685                1,054,838                  20,409                  5,494,118

2. Ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the current fiscal year ending December 31, 1998.

                                         For                Against              Abstention                Non Votes
                                      ----------       ----------------      ------------------      ---------------------
                                      12,340,175                 19,157                  21,718                          0


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



                                           TELCOM SEMICONDUCTOR, INC.
                                              (Registrant)



Date: August 10, 1999                By: /s/ Phillip M. Drayer
                                         -----------------------------------

                                         Phillip M. Drayer
                                         President
                                         Chief Executive Officer



Date: August 10, 1999                By: /s/ Robert G. Gargus
                                         -----------------------------------

                                         Robert G. Gargus
                                         Chief Financial Officer