Form 10-Q
period 1999-09-30
TELCOM SEMICONDUCTOR INC
filed 1999-11-04
CIK 917415

==============================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10 - Q


(Mark One)
X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1999

                                       OR

-              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from......................to........................


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

     Yes  X            No  __
          -

The number of shares outstanding of the registrant's Common Stock as of November 2, 1999 was 14,386,233.

===============================================================================

                           TELCOM SEMICONDUCTOR, INC.



                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                     INDEX


                                                                        PAGE
                                                                         NO.


Part I. Financial Information...........................................  3

     Item 1. Financial Statements.......................................  3

             Condensed Consolidated Statements of Operations............  3

             Condensed Consolidated  Balance Sheets.....................  4

             Condensed Consolidated Statements of Cash Flows............  5

              Notes To Condensed Consolidated Financial Statements......  6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations.............. 11

Part II. Other Information

     Item 6. Exhibits and Reports on Form 8-K........................... 20


Signatures.............................................................. 21

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements


                           TELCOM SEMICONDUCTOR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                    Three Months Ended                       Nine Months Ended
                                          -----------------------------------      -----------------------------------
                                              Sept. 30,           Sept. 30,            Sept. 30,           Sept. 30,
                                                1999                 1998                1999                 1998
                                          ---------------     ---------------      ---------------     ---------------
Net sales                                         $14,851             $12,702              $41,526             $42,199

Cost of sales                                       8,099               8,790               23,225              26,592
                                          ---------------     ---------------      ---------------     ---------------

Gross profit                                        6,752               3,912               18,301              15,607
                                          ---------------     ---------------      ---------------     ---------------

Operating expenses:
    Research and development                        1,478               1,440                5,150               4,131
    Selling, general and administrative             2,579               2,159                7,415               7,443
    Restructuring and other                             -               6,781                  269               6,781
                                          ---------------     ---------------      ---------------     ---------------

          Total operating expenses                  4,057              10,380               12,834              18,355
                                          ---------------     ---------------      ---------------     ---------------

Income (loss) from operations                       2,695              (6,468)               5,467              (2,748)
Interest income (expense), net                        154                 106                  226                 318
Gain on sale of investment                              -                   -                5,819                   -
                                          ---------------     ---------------      ---------------     ---------------

Income (loss) before income taxes                   2,849              (6,362)              11,512              (2,430)

Provision (benefit) for income taxes                  542                (250)               2,438                 811
                                          ---------------     ---------------      ---------------     ---------------

Net income (loss)                                 $ 2,307             $(6,112)             $ 9,074             $(3,241)
                                          ===============     ===============      ===============     ===============

Per share data:
    Net income (loss)
       Basic                                      $  0.16             $ (0.38)             $  0.63             $ (0.20)
                                          ===============     ===============      ===============     ===============
       Diluted                                    $  0.14             $ (0.38)             $  0.58             $ (0.20)
                                          ===============     ===============      ===============     ===============

Number of shares used to compute per
   share data
       Basic                                       14,279              16,111               14,300              16,375
                                          ===============     ===============      ===============     ===============
       Diluted                                     16,216              16,111               15,514              16,375
                                          ===============     ===============      ===============     ===============



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TELCOM SEMICONDUCTOR, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                                Sept. 30,                           Dec. 31,
                                                                  1999                                1998
                                                     ----------------------------          -----------------------

ASSETS

Current assets:
    Cash and cash equivalents                                            $ 19,409                          $14,059
    Short term investments                                                  1,651                                -
    Accounts receivable                                                     8,397                            6,944
    Inventory                                                               6,508                            6,377
    Deferred income taxes                                                     674                            1,099
    Other current assets                                                    1,235                              799
                                                     ----------------------------          -----------------------
        Total current assets                                               37,874                           29,278

Property and equipment, net                                                 6,611                           10,388
Other assets                                                                    -                            1,500
                                                     ----------------------------          -----------------------

                                                                         $ 44,485                          $41,166
                                                     ============================          =======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of notes payable                                     $      -                          $ 1,886
    Accounts payable                                                        2,511                            3,247
    Accrued liabilities                                                     2,812                            2,982
    Deferred distributor income                                             1,869                            1,484
    Income taxes payable                                                    2,991                            2,571
                                                     ----------------------------          -----------------------
        Total current liabilities                                          10,183                           12,170

Notes payable and other long term obligations, net
     of current portion                                                         -                            2,678
Deferred income taxes                                                         400                              400
                                                     ----------------------------          -----------------------

        Total liabilities                                                  10,583                           15,248
                                                     ----------------------------          -----------------------

Stockholders' equity:
    Common stock                                                               17                               17
    Additional paid-in capital                                             36,667                           35,355
    Treasury stock                                                        (10,964)                          (7,925)
    Accumulated other comprehensive income                                    637                                -
    Retained earnings                                                       7,545                           (1,529)
                                                     ----------------------------          -----------------------
        Total stockholders' equity                                         33,902                           25,918
                                                     ----------------------------          -----------------------
                                                                         $ 44,485                          $41,166
                                                     ============================          =======================



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TELCOM SEMICONDUCTOR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                            Nine Months Ended
                                                         -----------------------------------------------------
                                                                                Sept. 30,
                                                         -----------------------------------------------------
                                                                   1999                          1998
                                                         ---------------------        ------------------------
Cash flows from operating activities:
Net income (loss)                                                      $ 9,074                        $ (3,241)
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Gain on sale of investment                                        (5,819)                              -
      Restructuring & other                                                  -                           6,781
      Depreciation and amortization                                      2,086                           4,277
      Changes in assets and liabilities:
           Accounts receivable                                          (1,453)                           (104)
           Inventory                                                      (131)                          1,172
           Other current assets                                           (436)                            116
           Accounts payable                                               (736)                           (240)
           Accrued liabilities                                             (41)                             96
           Deferred distributor income                                     385                             311
           Income taxes payable                                            420                            (671)
                                                         ---------------------        ------------------------
Net cash provided by operating activities                                3,349                           8,497
                                                         ---------------------        ------------------------

Cash flows from investing activities:
      Purchases of property and equipment                                 (566)                         (5,453)
      Net proceeds from sale of equipment                                1,260                               -
      Sale of investment, net                                            6,730                               -
      Sales of marketable securities, net                                    -                           2,469
Net cash provided by (used for) investing activities                     7,424                          (2,984)
                                                         ---------------------        ------------------------

Cash flows from financing activities:
      Proceeds from sale of common stock                                 1,312                             672
      Repurchase of common stock                                        (3,039)                         (5,816)
      Payments on notes payable                                         (3,696)                         (1,979)
Net cash used for financing activities                                  (5,423)                         (7,123)
                                                         ---------------------        ------------------------

Net increase in cash and cash equivalents                                5,350                          (1,610)
Cash and cash equivalents at the beginning of period                    14,059                          17,110
                                                         ---------------------        ------------------------

Cash and cash equivalents at the end of period                         $19,409                        $ 15,500
                                                         =====================        ========================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TELCOM SEMICONDUCTOR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                  (Unaudited)

Note 1. The Company and Basis of  Presentation:
-----------------------------------------------

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

     This report on Form 10-Q for the period ended September 30, 1999 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and Form 10-Q for the periods ended March 31, 1999 and June 30, 1999.

Note 2. Net Income per Share:
-----------------------------

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

     Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below:

                                                Three Months Ended                        Nine Months Ended
                                      -----------------------------------       -----------------------------------
                                          Sept. 30,            Sept. 30,            Sept. 30,            Sept. 30,
                                            1999                 1998                 1999                 1998
                                      ---------------      --------------       ---------------      --------------
Net income (loss) available to
  common shareholders                         $ 2,307             $(6,112)              $ 9,074             $(3,241)
                                      ===============      ==============       ===============      ==============

Weighted average common stock
  Outstanding (basic)                          14,279              16,111                14,300              16,375

Effect of dilutive warrants and options         1,937                   -                 1,214                   -
                                       ---------------      --------------       ---------------      --------------
 Weighted average common stock
  Outstanding (diluted)                        16,216              16,111                15,514              16,375
                                      ===============      ==============       ===============      ==============

Income (loss) per share:

Basic                                         $  0.16             $ (0.38)              $  0.63             $ (0.20)
                                      ===============      ==============       ===============      ==============

Diluted                                       $  0.14             $ (0.38)              $  0.58             $ (0.20)
                                      ===============      ==============       ===============      ==============


     Due to the company's net loss from operations for the three month and nine month periods ended September 30, 1998, a calculation of EPS assuming dilution is not required. At September 30, 1998 there were 2,925,075 options and warrants outstanding to purchase common stock at a weighted average exercise price of $3.78 per share.

Note 3. Balance Sheet Details:
------------------------------

                                                       Sept. 30,                       Dec. 31,
                                                         1999                            1998
                                               -----------------               --------------------
Inventory:
           Raw material                                  $  161                             $   108
           Work in process                                3,974                               4,331
           Finished goods                                 2,373                               1,938
                                               -----------------               --------------------

                                                         $6,508                             $ 6,377
                                               =================               ====================
Property and equipment:
           Equipment                                     $13,413                            $15,077
           Leasehold improvements                            123                                 81
                                               -----------------               --------------------
                                                          13,536                             15,158
           Accumulated depreciation                       (7,658                             (8,313)
                                               -----------------               --------------------
                                                           5,878                              6,845
           Construction in progress                          375                                949
           Carrying value of assets to be
           disposed of                                       358                              2,594
                                               -----------------                -------------------

                                                         $ 6,611                            $10,388
                                               =================                ===================

Accrued  liabilities:
             Payroll and related                         $ 2,311                            $ 2,074
             Other                                           501                                908
                                             -------------------                -------------------

                                                         $ 2,812                            $ 2,982
                                             ===================                ===================

Note 4. Restructuring and Other Charges:
----------------------------------------

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

     A majority of the Company's new products that have been developed in the past year utilize sub-micron wafer technology and are currently fabricated by outside foundries. All other remaining wafers were fabricated in the Mountain View facility. In January 1999, the wafer fabrication facility was shut-down and the fabrication equipment is no longer in use and is being held for sale. By the end of the first quarter of 1999, all fabrication of wafers was transferred to third party foundries. The facility shutdown was a result of developments in the semiconductor industry, primarily the availability of low cost wafer fabrication capacity and the willingness of outside foundries to offer non-standard processes. Competitive designs use submicron technology which allows for more die per wafer than the five inch wafer fabrication currently in the old

Mountain View facility. The restructuring charge relating to the write down of the carrying value of the Company's fabrication equipment to its estimated fair value was $4,458. The cost and accumulated depreciation of the fabrication equipment prior to the write down was $13,027 and $6,330, respectively. The fair value of the fabrication equipment was estimated to be $2,239 and was recorded as "assets to be disposed of". The fair value of the fabrication equipment was based on third party estimates of fair value. Separately, during 1998 the Company recorded a one time charge relating to, amongst other items, the write-off of certain equipment in Mountain View, California. The fair value of the equipment was estimated to be $355 and is recorded as "assets to be disposed of". During the first nine months of 1999, net proceeds for the sale of the equipment was $978. Due to the weakness in the market for used semiconductor equipment, the Company booked an additional charge in the period ending September 30, 1999 of $997. This adjustment lowers the carrying value of the remaining equipment to $358. Given the continued weakness of the market for semiconductors, and the resulting oversupply in the used semiconductor equipment market, the Company is unable to predict the time needed to dispose of the assets classified as "assets to be disposed of".

     The restructuring charge for 1998 also included charges for idle facilities of $1,406, severance payments totaling $519 for employees terminated upon closing of the facility and environmental and related clean up costs of $132. Additional restructuring charges were included in the first quarter of 1999 for employee severance costs of $243 and environmental and related clean up costs of $26. During the period ending September 30, 1999, the Company renegotiated its lease for the Mt. View facility by terminating its lease with Teledyne Industries in exchange for a sublease of the facility from Clontech Laboratories, Inc. The new sublease provides for a reduction in the square footage currently occupied by the company by June 1, 2000 which will eliminate the idle facility. As a result, the Company reversed idle facility costs of $1,047, previously accrued in 1998, leaving a remaining balance of $161 that will be amortized through May 2000. Additionally, the Company recorded additional restructuring charges in the third quarter 1999 of $50 for additional costs associated with the facility clean up and removal of the fabrication equipment.

     The following table sets forth the Company's activity for the restructuring accrual and charges taken against the accrual and the resulting accrued restructuring cost balance at September 30, 1999:

                                                                    Restructuring Cost
                                                                      (in thousands)
                               ------------------------------------------------------------------------------------------
                                                                  Nine months ended
                                     Balance                       Sept. 30, 1999                           Balance
                                                     ----------------------------------------
                                    Dec. 31,                                                               Sept. 30,
                                      1998                Expense                Utilized                     1999
                               -----------------     ---------------       ------------------        --------------------
Idle facility charge                      $1,406             $(1,047)                 $  (198)                      $ 161
Employee severance and other                 651                 319                      882                          88
                               -----------------     ---------------       ------------------        --------------------

                                          $2,057             $  (728)                 $(1,080)                      $ 249
                               =================     ===============       ==================        ====================


Note 5. Gain on Sale of Investment:
-----------------------------------

     At the end of the quarter ended March 31, 1999, the Company recognized a gain of $5,006 on the sale of its investment in IC WORKS. IC WORKS was purchased by Cypress Semiconductor, Inc., a publicly held company and, as part of the purchase agreement between IC WORKS and Cypress Semiconductor, the Company's preferred shares, with a book value of $1,500, were exchanged for common shares of Cypress Semiconductor with a fair market value of $6,506. As part of the agreement, ten percent of the common shares received by the Company are held in escrow pending final closure of the purchase of IC Works by

Cypress Semiconductor or one year from the date of purchase. During the quarter ended June 30, 1999, the company sold all of the shares it held, except the shares held in escrow, for $6,730 and recognized an additional gain on the sale of $813 representing the increase in the fair value between the date the shares were received and the date the shares were sold. The value of the shares held in escrow at September 30, 1999 is $1,651 and is presented as short term investments. These shares are accounted for as an available for sale security in accordance with FAS 115.

Note 6. Comprehensive Income:
-----------------------------

The following are the components of comprehensive income (in thousands):

                                                   Three Months Ended                     Nine Months Ended
                                           --------------------------------      ---------------------------------
                                              Sept. 30,          Sept. 30,          Sept. 30,           Sept. 30,
                                                 1999               1998               1999                1998
                                           --------------     -------------      --------------      -------------
Net income (loss)                                  $2,307           $(6,112)             $9,074            $(3,241)

Unrealized gain on short term investment
    (net of deferred taxes of $152 and $425
    Respectively)                                     228                 -                 637                  -
                                           --------------     -------------      --------------      -------------

Comprehensive income (loss)                        $2,535           $(6,112)             $9,711            $(3,241)
                                           ==============     =============      ==============      =============

The components of accumulated other comprehensive income are as follows (in thousands):

                                                                                   Sept. 30,             Dec. 31,
                                                                                          1999                  1998
                                                                                --------------      ----------------

Unrealized gain on short term investment
    (net of deferred taxes of $425)                                                      $ 637                 $   -
                                                                                ==============      ================


Note 6. Subsequent Event:
-------------------------

     On October 7, 1999, the Company entered into a Common Stock Agreement and a Stockholder Purchase Agreement with Silicon Aquarius, Inc. (SAI). In accordance with the Common Stock Agreement the Company purchased 1.3 million shares of common stock of SAI for $3.0 million. In addition, the Common Stock Agreement provides the Company with an option to purchase an additional 1.7 million shares for $4.0 million on or before October 7, 2000. The Stockholder Purchase Agreement gives the Company an option to purchase the remaining outstanding shares from the major stockholders of SAI on or before November 30, 2001 at the then fair market value of SAI's stock. Notwithstanding this determination, the fair market value shall not be less than $3.34 or greater than $9.00 per share.

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

     At the end of the quarter ended March 31, 1999, the Company recognized a gain of $5.0 million on the sale of its investment in IC WORKS. IC WORKS was purchased by Cypress Semiconductor, Inc., a publicly held company and, as part of the purchase agreement between IC WORKS and Cypress Semiconductor, the Company's preferred shares, with a book value of $1.5 million, were exchanged for common shares of Cypress Semiconductor with a fair market value of $6.5 million. As part of the agreement, ten percent of the common shares received by the Company are held in escrow pending final closure of the purchase of IC Works by Cypress Semiconductor or one year from the date of purchase. During the quarter ended June 30, 1999, the company sold all of the shares it held, except the shares held in escrow, for $6.7 million and recognized an additional gain on the sale of $.8 million representing the increase in the fair value between the date the shares were received and the date the shares were sold. The value of the shares held in escrow at September 30, 1999 is $1.7 million and is presented as short term investments. These shares are accounted for as an available for sale security in accordance with FAS 115.

     In August 1998, the Company announced its plans to shut down its five-inch wafer fabrication facility in Mountain View, California and use third party foundries for all of its wafer fabrication. This change was desirable because of continuing market conditions that made it more economical to purchase wafers than to produce them internally. A majority of the Company's new products that have been developed in the past year utilize sub-micron wafer technology and are currently fabricated by outside foundries. All other remaining wafers were fabricated in the Mountain View facility. In January 1999, the wafer fabrication facility was shut-down and the fabrication of wafers has been transferred to third party foundries. In connection with the closure of its wafer fabrication facility, the Company recognized restructuring charges for the Mountain View, California fabrication facility of $6.5 million. The restructuring charge includes a write down of fabrication equipment of $4.5 million, costs associated with idle facility space of $1.4 million, employee severance costs of $.5 million and clean up and environmental related charges of $.1 million. During the first quarter of 1999, restructuring costs were $.3 million, which was primarily additional employee severance cost. During the third quarter 1999, the Company booked an additional charge of $1.0 million for an additional write down of fabrication equipment. This adjustment lowers the carrying value of the remaining equipment to $.4 million. The Company also renegotiated its lease for the Mt. View facility by terminating its lease with Teledyne Industries in exchange for a sublease of the facility from Clontech Laboratories, Inc. The new sublease provides for a reduction in the square footage currently occupied by the company by June 1, 2000 which will eliminate the idle facility. As a result, the Company reversed idle facility costs of $1.0 million previously accrued in 1998, leaving a remaining balance of $.2 million that will be amortized through May 2000.

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


Results of Operations

Net Sales

     Net sales for the three month and nine month periods ended September 30, 1999 increased $2.1 million or 17% and decreased $.7 million or 1.6%, respectively, from the corresponding periods in the prior fiscal year. The increase in sales for the three month period was primarily due to higher sales volume in the Company's power management and sensor product lines. The decrease in sales for the nine month period was primarily due to lower sales volume in the Company's power management product lines. International sales for the three month and nine month periods ended September 30, 1999 were 71% and 69% of total sales, respectively, compared to 67% and 65% of total sales for the corresponding periods in the prior fiscal year. For the three month and nine month periods ended September 30, 1999, an OEM customer, Motorola, accounted for approximately 41% and 33%, respectively, of net sales compared to 40% and 38%, respectively, of net sales for the same periods in the prior year. Future Electronics, one of the Company's distributors, accounted for 8% and 13%, respectively, of the Company's net sales for the three month and nine month periods ended September 30, 1999 compared to 13% and 12% of net sales for each of the for the corresponding periods in the prior fiscal year.

Gross Margin

     Gross margin as a percentage of sales for the three month and nine month periods ended September 30, 1999 increased to 45.5% and 44.1%, respectively, from 30.8% and 37.0%, respectively, in the corresponding periods in the prior year. The increase in gross margin was primarily caused by the lower costs of utilizing outside wafer foundries. The Company's ability to increase gross margins will depend on the successful introduction of its new proprietary products and controlling its manufacturing costs. Thus, future wafer costs will depend on the volume and availability of wafers from the Company's wafer foundries.

Research and Development Expenses

     Research and development expenses for the three month and nine month periods ended September 30, 1999 increased to $1.5 million and $5.2 million, respectively, compared to $1.4 million and $4.1 million, respectively, for the corresponding period in the prior year. This increase was primarily due to an increase in salaries and wages for additional design and application engineers and increased costs associated with test wafers and masks for new products. Such expenses as a percent of sales in the three month and nine month periods ended September 30, 1999 decreased to 10.0% and increased to 12.4%, respectively, of sales compared to 11.3% and 9.8%, respectively, of sales for the corresponding period in the prior year. The Company expects research and development expenses generally to increase in absolute dollars in future periods although such expenses may fluctuate as a percentage of net sales.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the three month period ended September 30, 1999 increased to $2.6 million compared to $2.2 million for the corresponding period in the prior year. For the nine month period ended September 30, 1999, these expenses remained at $7.4 million compared to the same period in the prior year. This increase for the three month period was primarily due to increases in salaries and staffing in sales and administration. Such expenses as a percent of sales increased in the three month and nine month periods ended September 30, 1999 to 17.2% and 17.8% of sales compared to 17.0% and 17.6% of sales for the corresponding periods in the prior year. The Company expects selling, general and administrative expenses generally to increase in absolute dollars in future periods although such expenses may continue to fluctuate as a percentage of net sales.

Interest Income (Expense), Net

     For the three month and nine month periods ended September 30, 1999, net interest income was $154,000 and $226,000, respectively, compared to $106,000 and $318,000, respectively, for the corresponding periods in the prior year. The increase in net interest income for the three month period is due to no interest expense in the three month period ending September 30, 1999 because of the elimination of debt in the prior quarter. Interest expense for the corresponding period in 1998 was $111,000. The decrease in net interest income for the nine month period is due to lower interest income of $273,000 offset by lower interest expense of $181,000 compared to the corresponding period of the prior fiscal year.

Gain on Sale of Investment

     At the end of the quarter ended March 31, 1999, the Company recognized a gain of $5.0 million on the sale of its investment in IC WORKS. IC WORKS was purchased by Cypress Semiconductor, Inc., a publicly held company and, as part of the purchase agreement between IC WORKS and Cypress Semiconductor, the Company's preferred shares, with a book value of $1.5 million, were exchanged for common shares of Cypress Semiconductor with a fair market value of $6.5 million. As part of the agreement, ten percent of the common shares received by the Company are held in escrow pending final closure of the purchase of IC Works by Cypress Semiconductor or one year from the date of purchase. During the quarter ended June 30, 1999, the company sold all of the shares it held, except the shares held in escrow, for $6.7 million and recognized an additional gain on the sale of $.8 million representing the increase in the fair value between the date the shares were received and the date the shares were sold. The value of the shares held in escrow at September 30, 1999 is $1.7 million and is presented as short term investments. These shares are accounted for as an available for sale security in accordance with FAS 115.

Income Taxes

     The effective tax rate for the three month and nine month periods ended September 30, 1999 was 19.0% and 21.0%, respectively, which reflects a 23% blended rate of United States, Hong Kong, and German tax rates, offset by the tax rate applicable to the gain on sale of investment. This effective rate compares to 4% and (33%) for the corresponding periods in the prior year which was a result of the blended rate of United States, Hong Kong, and German tax rates.

Liquidity and Capital Resources

     As of September 30, 1999, the Company had $19.4 million of cash and cash equivalents. The Company generated $3.3 million of cash from operating activities during the nine months ended September 30, 1999 primarily reflecting net income of $9.1 million offset by the non cash gain on sale of investments of $5.8 million. The net increase in working capital items primarily reflects an increase in accounts receivable of $1.5 million, an increase in other current assets of $.4 million, an increase in inventory of $.1 million and a decrease in accounts payable and accrued liabilities of $.8 million, offset by an increase if deferred distributor income of $.4 million and an increase in taxes payable of $.4 million

     The Company generated $7.4 million of cash from investing activities during the nine months ended September 30, 1999 primarily reflecting net proceeds from the sale of investments of $6.7 million, the sale of equipment of $1.3 million, offset by purchases of property and equipment of $.6 million. During the nine months ended September 30, 1998, the Company used $3.0 million of cash for investing activities primarily reflecting purchases of property and equipment of $5.5 million and offset by the sale of marketable securities of $2.5 million.

     The Company used $5.4 million of cash for financing activities during the nine months ended September 30, 1999 primarily reflecting the repurchase of common stock of $3.0 million, the payment of notes payable and other long term obligations of $3.7 million, offset by proceeds from the issuance of common stock of $1.3 million. During the nine months ended September 30, 1998, the Company used $7.1 million of cash for financing activities primarily reflecting the repurchase of common stock of $5.8 million, the repayment of notes payable of $2.0 million, offset by proceeds from the sale of common stock of $.7 million.

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

     Dependence on International Sales and Operations. International sales for the three month and nine month periods ended September 30, 1999 were 71% and 69% of total sales, respectively, compared to 67% and 65% of total sales for the corresponding periods in the prior fiscal year. The Company expects international sales to continue to represent a significant portion of product sales. International sales and operations involve various risks, including unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general political risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because a substantial majority of the Company's international sales are denominated in United States dollars, increases in the value of the dollar would increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products, the sales of which are denominated in local currencies. There can be no assurance that regulatory, political and other factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices.

     Customer and Distributor Concentration. A limited number of customers and distributors has accounted for a significant portion of the Company's net sales. For the three month and nine month periods ended September 30, 1999, an OEM customer, Motorola, accounted for approximately 41% and 33%, respectively, of net sales compared to 40% and 38%, respectively, of net sales for the same period in the prior year. Future Electronics, one of the Company's distributors, accounted for 8% and 13%, respectively, of the Company's net sales for the three month and nine month periods ended September 30, 1999 compared to 13% and 12% of net sales for the corresponding periods in the prior fiscal year. The Company anticipates that it will continue to be dependent or may increase its dependence on a number of key customers and distributors for a significant portion of its net sales. The reduction, delay or cancellation of orders from one or more significant customers for any reason could materially and adversely affect the Company's operating results. The Company is also dependent on sales representatives and distributors for the sale of its products to many of its customers. Such distributors sell competitors' products and are not within the control of the Company. Loss of one or more of the Company's current distributors or disruption of the Company's sales and distribution channels could materially and adversely affect the Company's business and operating results.

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

     1) Internal Information Systems. During 1997, the Company inventoried all of its mission critical systems, programs and databases. Such systems, if failure occurred, could result in a disruption in business operations that could have a material adverse affect on the Company's operations. During 1998, the Company completed an assessment of these mission critical systems. As a result of the assessment, the Company does not anticipate any significant issues from its internal information systems. Certain software packages will require upgrading to Year 2000 compliant versions. These upgrades should be completed by November 1999. The costs incurred to-date for the assessment performed as well as the costs to upgrade to the Year 2000 compliant software packages are not expected to be material to the Company's financial condition or results of operations. These expenses will continue to be expensed in the periods incurred. Since the Company has completed its assessment and is in the process of making the necessary changes, the Company has not developed a contingency plan for its internal information systems.

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

     4) External Noncompliance By Customers and Suppliers. The Company has contacted its critical suppliers, service providers and contractors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. Based on input from the suppliers and contractors the Company believes any noncompliance issues in this area will be completed prior to December of 1999. To date no responses to Year 2000 readiness have been unsatisfactory and no changes to suppliers, service providers or contractors appear warranted. There can be no assurance that the suppliers and contractors have identified all possible Year 2000 issues. The costs incurred to-date for the assessment performed and any anticipated costs to be incurred in the future are not expected to be material to the Company's financial condition or results of operations and will continue to be expensed in the periods incurred. In the event that any of the Company's significant customers and suppliers do not successfully achieve Year 2000 compliance, and the Company is unable to replace them with new customers or alternate suppliers, the Company's business or operations could be materially adversely affected.

     During 1998, the Company incurred costs of $.2 million related to Year 2000 issues. The Company estimates that it will incur costs of approximately $.3 million during 1999 for costs related to Year 2000 issues.

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

               10.19 Lease Agreement dated August 16, 1999 related to the premises located at 1300 Terra Bella Avenue, Mountain View, California

               27.1   Financial Data Schedule


         (b) No reports on Form 8-K were filed during the fiscal quarter for which this report is filed.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    TELCOM SEMICONDUCTOR, INC.
                                                          (Registrant)



Date: November 4, 1999                     By: /s/ Phillip M. Drayer
                                                   -------------------

                                                   Phillip M. Drayer
                                                   President
                                                   Chief Executive Officer



Date: November 4, 1999                     By: /s/ Robert G. Gargus
                                                   ------------------

                                                   Robert G. Gargus
                                                   Chief Financial Officer