Form 10-K405
period 1999-12-31
TELCOM SEMICONDUCTOR INC
filed 2000-02-29
CIK 917415

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

            FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. [X]

     The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Company as of February 25, 2000, was approximately $279,448,991. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant's Common Stock outstanding as of February 25, 2000 was 14,549,991.

                       DOCUMENT INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders to be held April 13, 2000 are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
                           PART I
Item 1.   Description of Business...........................    1
Item 2.   Description of Property...........................    8
Item 3.   Legal Proceedings.................................    8
Item 4.   Submission of Matters to a Vote of Security
  Holders...................................................    9

                          PART II
Item 5.   Market for the Registrant's Common Equity and
  Related Stockholder Matters...............................    9
Item 6.   Selected Consolidated Financial Data..............   10
Item 7.   Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   11
Item 7A. Quantitative and Qualitative Disclosures About
         Market Risk........................................   23
Item 8.   Financial Statements and Supplementary Data.......   25
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure...............   44

                          PART III
Item 10.  Directors and Executive Officers of the
  Registrant................................................   44
Item 11.  Executive Compensation............................   44
Item 12.  Security Ownership of Certain Beneficial Owners
  and Management............................................   44
Item 13.  Certain Relationships and Related Transactions....   44

                          PART IV
Item 14.  Exhibits, Financial Statement Schedules and
  Reports on Form 8-K.......................................   45
SIGNATURES..................................................   46

                                     PART I

     This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk related factors set forth herein. References to "we," "us," "our," and "TelCom" mean TelCom Semiconductor, Inc.

ITEM 1. DESCRIPTION OF BUSINESS

     We design, develop and market a diversified portfolio of high-performance analog and mixed-signal integrated circuits for a wide variety of applications in the wireless communications, networking, computer, and industrial markets. Analog integrated circuits are used to measure or control variables that have an infinite number of values or states such as light, temperature, pressure, weight or speed, and are required to interface between digital electronics systems and a variety of every day applications. Mixed-signal integrated circuits incorporate both analog and digital functionality on a single integrated circuit. We offer a diversified portfolio of over 600 analog and mixed-signal integrated circuit products for a wide range of market applications.

STRATEGY

     Our objective is to be a leading provider of high performance analog and mixed-signal circuits for a wide variety of applications in high growth markets. To achieve this objective, we have adopted the following strategies:

     Customer Driven Marketing and Product Development. We seek to identify customers that are leaders in each of our targeted market segments, work with these customers to understand their analog and mixed-signal device applications and needs, and develop for these customers unique product solutions that offer a combination of high performance, increased functionality and cost savings. We believe that working with market leaders, such as Motorola and Qualcomm in the cellular telephone market and Compaq Computer and Intel in the computer market, results in early adoption of our products by such customers and maximizes product sales. In working with market leaders, we direct our efforts toward products that have the potential to become industry standard products, since other industry participants often tend to adopt products used by market leaders. After penetrating both market leaders and other industry participants, our strategy is to use our internal sales force in combination with our distribution network to offer the same products to potential customers with similar needs in other industries. We believe that over a period of time, the execution of this strategy will also enable us to broaden our customer base and reduce our dependence on any single customer.

     Build Product Families with a Focus on Proprietary Products. Our product strategy is to address an increasing spectrum of customer applications by introducing proprietary and selected second source products within our principal product families. We focus on providing customer value by offering products that offer both higher performance as well as higher levels of integration. Our current products comprise four principal product families: power management, thermal management, data converter and linear products. We introduced 72 new products in 1999, including 12 from ON Semiconductor, and 30 new products in 1998. In the fourth quarter of 1999, approximately 35% of our sales were from new products introduced after the third quarter of 1997. Our new products increase the range of performance and capabilities of our product portfolio and address a broad spectrum of customer applications. By providing a range of unique product solutions to a variety of customer applications, we believe that we provide additional value to customers in our target markets.

     Maintain Technological Leadership. We seek to utilize our design talent and our process expertise to produce feature rich analog and mixed-signal circuits at competitive prices. We have built a team of experienced analog design engineers who combine their industry expertise with the latest computer-aided design technology to design products to meet exacting customer requirements in a timely manner. We are continually making use of a wide variety of manufacturing technologies from our foundry partners to enable production of the more sophisticated devices being designed by our designers.

     Pursue Strategic Relationships and Selective Acquisitions. We plan to selectively pursue strategic relationships to augment our product portfolio, expand our customer base, increase our design capability or secure foundry capacity. As part of this strategy, we entered into a product augmentation agreement with ON Semiconductor in 1999 to expand our offering of high and low voltage products in our power management product family. We also invested in Silicon Aquarius to obtain access to advanced standalone and embedded memory technology to help us further penetrate the networking market. From time to time we have also evaluated acquisitions of design center expertise or complementary product lines. In the future we may also pursue other types of investments, including investments to secure access to additional foundry capacity.

MARKETS

     Our products are used in a broad range of applications within the following markets:

     WIRELESS COMMUNICATIONS MARKET. The proliferation of battery operated communications devices such as cellular telephones, pocket pagers and personal two-way radios has created a demand for analog and mixed-signal semiconductor products that monitor, control and reduce power consumption. We offer a range of analog and mixed-signal circuits to address the demands of these products for power distribution, precision power regulation and longer battery life. These circuits perform functions such as battery full/low charge detection, DC to DC converters for converting from one voltage to another, and providing regulated power to other circuit products in the system, and drivers for liquid crystal displays, including backlighting. These devices are offered in miniature packages resulting in savings in space and weight. Our family of high current metal oxide semiconductor field effect transistor, or MOSFET, drivers are used in a wide variety of applications including AC/DC and DC/DC power supplies. Sales to customers in the wireless communications market accounted for 52.9% of our sales in 1999 and 45.1% of our sales in 1998.

     NETWORKING MARKET. The networking market is a target market for us that we believe offers significant opportunities for our thermal and power management solutions. In addition, our strategic investment in Silicon Aquarius is expected, over time, to increase opportunities for embedded memory solutions as well as produce proprietary standard product offerings that utilize Silicon Aquarius' intellectual property. Sales to customers in the networking market accounted for 3.7% of our sales in 1999 and 2.3% of our sales in 1998.

     COMPUTER MARKET. The rapid adoption of networked PCs, workstations and servers and the deployment of machines using high performance microprocessors has given rise to the need for reliable, precision temperature monitor and control products to protect high performance systems packaged in ever smaller enclosures. We have patented solid-state temperature sensor technology that is used on a number of different products, in our smart sensor product family, to provide precision temperature detection and control. These products are used, for instance, to control shutdown of equipment with no loss of data or destruction of critical or expensive components. This trend, to protect critical components by replacing older solutions with high performance analog and mixed-signal semiconductor products, is extending into notebook computers, servers and PC peripherals. The reliability and increased functionality of semiconductor products make them preferable to older solutions. This market sector also uses circuits from our power management portfolio. We make a variety of analog and mixed-signal products for use in laptop/notebook computers, palmtop computers, personal digital assistants, disk drives, pocket organizers, facsimile modems and CD-ROM products. These products offer low operating current and are used in a wide variety of systems applications including power conversion and voltage detection. Sales to customers in the computer market accounted for 13.3% of our sales in 1999 and 20.1% of our sales in 1998.

     INDUSTRIAL MARKET. Increased demand for precision and reliability has resulted in higher semiconductor content in industrial instruments and manufacturing equipment. We offer a broad range of analog to digital converters that address the measurement of DC and AC voltages and currents, resistance and capacitance. These devices are commonly used in digital multi-meters, panel meters, temperature meters, digital scales and digital oscilloscopes. In addition, we offer precision analog to digital converter products that can be used in a variety of industrial, process control and consumer applications. Sales to customers in the industrial market accounted for 30.1% of our sales in 1999 and 32.2% of our sales in 1998.

PRODUCTS

     We offer a diversified portfolio of over 600 analog and mixed-signal integrated circuit products for a wide range of market applications. Our internal development activities focus on technology, high quality and fast time to market. Our products are currently comprised of four principal product families:

     POWER MANAGEMENT PRODUCTS. We offer analog and mixed-signal circuits that provide a wide variety of system functions, including power regulation, power conversion and voltage detection. These products include low drop-out regulators, DC to DC converters, voltage detectors (including microprocessor supervisory circuits) and MOSFET drivers. Our broad line of complementary metal oxide semiconductor, or CMOS, LDO (low drop-out) regulators are designed to be used wherever there is a need to provide efficient power consumption to maximize battery life.

     THERMAL MANAGEMENT PRODUCTS. The increasing trend towards lightweight, high performance PCs and other products has necessitated smaller enclosures and higher performance systems, resulting in a significant increase in the amount of heat generated within such products. Our range of solid state thermal management products are designed to monitor and control fault conditions and solve system level thermal management problems. We offer a variety of thermal sensing and control products that provide the customer the ability to protect advanced microprocessor-based systems by monitoring temperature and controlling system operation. Our thermal management product family offers a variety of circuit configurations and features.

     DATA CONVERTER PRODUCTS. Our data converter products include both system and display type analog-to-digital (A/D) converters. We are expanding our position as a supplier of A/D converters by introducing devices with higher accuracy (resolution) and increased functionality. We are also developing products that perform digital-to-analog functions (D/A). We are also developing relationships with customers in the field of portable test equipment and process control applications.

     LINEAR PRODUCTS. We produce operational amplifiers, voltage references, and comparators that act as linear building blocks in a wide range of electronic systems. We have developed a new family of precision low voltage CMOS linear products that are produced in small packages that make them well suited for portable, battery-operated equipment.

DESIGN AND PROCESS TECHNOLOGY

     DESIGN TECHNOLOGY. The design of analog and mixed-signal circuits involves the design and interconnection of a variety of circuits and features to achieve the desired function. The specific placement and interrelationship of these circuits is both complex and critical to the performance of the analog circuit. Computer-aided design and engineering tools, which have proliferated and enhanced the design effort for digital integrated circuits, have proven to be useful but less effective for analog and mixed-signal devices. Consequently, analog and mixed-signal circuit design has traditionally been highly dependent on the skills and expertise of individual design engineers. Our design engineers principally focus on developing next generation standard products, using computer simulation models to design products that both meet the high performance characteristics required by customers and adjust for process and temperature variations. Our new product development strategy emphasizes a broad line of standard products that are based on customer input and needs. We are currently developing products to further expand the number of offerings within each of the power management, thermal management, data converter and linear product families.

     PROCESS TECHNOLOGY. We design products utilizing CMOS process technology. Through our product augmentation agreement with ON Semiconductor, we also offer products that are based upon Bipolar and BICMOS technologies. The process technology used for a particular product is driven by the product specifications and customer requirements. CMOS technology is the technology best suited for low power, battery operated applications and has the advantages of low power consumption and high packing density, that enables the combination of analog and digital circuits on the same chip. The majority of our current products utilize some version of CMOS.

SALES AND MARKETING

     Our products are sold to over 6,500 end-user customers throughout the world, either directly or through our distributor network. Product sales in North America, Asia and Europe accounted for 30%, 41% and 29%, respectively, of our net sales for 1999, and 35%, 34% and 31%, respectively, of our net sales for 1998. Our largest OEM customer, Motorola, accounted for 34% of our net sales for 1999 compared to 35% of our net sales for 1998. We anticipate that we will continue to be dependent on a limited number of customers and distributors for a significant portion of our net sales. The reduction, delay or cancellation of orders from one or more significant customers for any reason could significantly harm our operating results.

     Some of our major customers in each of our target markets include the following:

        WIRELESS
     COMMUNICATIONS              NETWORKING                 COMPUTER                 INDUSTRIAL
------------------------------------------------------------------------------------------------------
        Motorola                   Lucent                    Compaq                     NCR
        Qualcomm                   Delta                    Seagate               Atkins Technical
        Samsung                     3Com                     Intel
        Pantech                    Cisco                      IBM
         Hanwha              Charles Industries               Dell
           LG
      SK Teletech

     We sell our products through a direct sales staff and a worldwide network of independent sales representatives and distributors. Our direct sales staff works with customers that are industry leaders to determine future system requirements and interfaces with the customers' design engineers to achieve solutions that meet their performance needs. They also manage our network of sales representatives and distributors. We sell our products in Europe and Asia through our direct sales staff and various, independent stocking representative/distributor firms. The stocking representative/distributor firms may buy and stock our products for resale or act as our agent in arranging for direct sales from us to an OEM customer. Our direct sales organization provides direction and support to all independent sales representatives and distributors.

     We currently utilize independent sales representative firms at various locations in the United States and Canada. We also sell our products through national distributors. Sales through distributors accounted for 39% of net sales in 1999 and 38% of net sales in 1998. Sales through Future Electronics, our largest national distributor, accounted for 12% of our net sales in 1999 compared to 11% of our net sales in 1998. Consistent with standard industry practice, the distributors are entitled to certain price rebates and are allowed to return to us a portion of the products purchased by them. Our distributors sell competitors' products and are not within our control. Loss of one or more of our current distributors or disruption in our sales and distribution channels could seriously harm our business and operating results.

     We have contracts with all of our distributors, the material terms of which typically include the following: (a) the distributor is appointed as a non-exclusive authorized distributor for a designated territory, (b) the distributor may return up to 5-10% of its net sales in the prior 6-12 month period as a credit against a new order of equal or greater amount of product,
(c) the distributor is obligated to meet certain information reporting requirements, (d) the term of the contract is one year and is automatically renewable for one year periods and (e) the contract may be terminated at any time by either party upon 30 days' written notice. We warrant that our products are free from defects in workmanship and materials for one year and that they meet the published specifications. Warranty expenses to date have been nominal.

MANUFACTURING

     Until February 1999, we produced the majority of our wafers at our manufacturing facility in Mountain View, California. From 1993 to 1998, we believed that our in-house wafer fabrication facility provided a competitive advantage because it facilitated a close collaboration between our design and process engineers, provided us control over our wafer supply and offered us the potential for lower manufacturing costs and accelerated new product introduction. By early 1998, market conditions had changed significantly resulting in outside foundries willing to run non-standard processes and market prices below our internal cost to manufacture. During this time, many of our new products were being designed using advanced process technology that could not be accommodated by our wafer fabrication facility. As a result, in August 1998, we announced plans to close our wafer fabrication facility and use third party foundries for all of our wafer fabrication. In 1998, we transferred all wafer fabrication to foundries and our Mountain View wafer fabrication facility was closed in January 1999.

     We utilize CMOS process technology that is tailored to meet our product specifications and customer requirements. We purchase wafers from three foundries. To help assure wafer supply, we purchased approximately a 4% equity position in the parent company of one of our foundries, CSMC. Market conditions could result in wafers being in short supply and prevent us from having adequate supply to meet our customer requirements. We cannot assure you that we will have the ability to acquire all the wafers we need.

     The wafers are sent to our wholly-owned subsidiary in Hong Kong which tests the individual die in wafer form, and distributes them to contract assembly houses, primarily in Malaysia and Thailand, to be packaged. Upon completion of the packaging operation, the units are returned to TelCom Hong Kong for final testing in assembled form and are then shipped to customers worldwide. The Hong Kong facility, which is leased by us, is approximately 30,000 square feet and is presently testing approximately ten million units per month.

     We design and manufacture our own test equipment that can test both the individual die in wafer form and the finished assembled unit. We believe the cost of our in-house tester is substantially less than the cost of purchasing an equivalent tester from an outside vendor. In addition to the cost advantages, we can also standardize our operations on one tester type and can therefore upgrade tester capability more easily than if we had purchased different testers from more than one vendor. We believe we are better able to meet our internal demand for test capacity by building our own testers because we are not subject to long lead times from outside vendors in times of rising demand for such equipment. We could purchase testers from outside vendors if we experienced problems in producing our own testers, but such equipment would be more costly.

     A large portion of our costs of manufacturing is relatively fixed, and, consequently, our operating results are volume sensitive. A reduction in manufacturing yields or delays in product shipments would impact our operating results unfavorably. We have from time to time experienced lower than expected production yields, which have delayed product shipments and adversely affected gross margins. We cannot assure you that we will be able to maintain acceptable manufacturing yields in the future.

RESEARCH AND DEVELOPMENT

     Our ability to compete successfully will depend substantially on our ability to define, design, develop and introduce on a timely basis new products offering design or technology innovations. Research and development in the analog and mixed-signal integrated circuit industry is characterized primarily by circuit design and product engineering that enables new functionality (improved performance) or higher integration (bundling of functionality on one chip). Our research and development efforts are also directed at improving process technologies, reducing the cost of existing manufacturing processes, utilizing new process capabilities to manufacture new products and adding new features to existing products. With respect to more established products, our research and development efforts also include product redesign, shrinkage of device size and reduction of mask steps to improve yields per wafer and reduce per device costs.

     In 1997, 1998 and 1999, we spent approximately $5.5 million, $5.6 million and $6.8 million, respectively, on research and development. We expect that we will continue to invest substantial funds in research and development activities. As of December 31, 1999, we had 36 employees engaged in research and development. Our research and development efforts are dependent upon attracting and retaining qualified analog and mixed-signal design engineers. We also utilize independent contractors for certain research and development projects.

INTELLECTUAL PROPERTY

     Our success can be influenced by our ability to obtain patents and licenses and to preserve other intellectual property rights covering our manufacturing processes, products and development and testing tools. We seek patent protection for those inventions and technologies for which we believe such protection is suitable and is likely to provide a competitive advantage to us. We currently hold 27 United States patents on semiconductor devices and methods with various expiration dates, none earlier than May 2003. We have applications for six United States patents currently pending. We also hold one foreign patent. The process of seeking patent protection can be long and expensive and we cannot assure you that our current patents or any new patents that may be issued will be of sufficient scope or strength to provide any meaningful protection or any commercial advantage to us. We may in the future be subject to or initiate interference proceedings in the United States Patent and Trademark office, which can demand significant financial and management resources. We cannot assure you that our competitors will not independently develop or patent substantially equivalent or superior technologies.

     Although we are not currently a party to any material litigation, the semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. We cannot assure you that any patent owned by us will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.

     As is typical in the semiconductor industry, we have from time to time received, and may in the future receive, communications from third parties asserting patents, maskwork rights, or copyrights on certain of our products and technologies. Although we are not currently a party to any material litigation, in the event a third party were to make a valid intellectual property claim and a license relating to the intellectual property was not available on commercially reasonable terms, our operating results could suffer. Litigation, which could result in substantial cost to us and diversion of our resources, may also be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others. The failure to obtain necessary licenses or the occurrence of litigation relating to patent infringement or other intellectual property matters could seriously harm our business and operating results. We cannot assure you that the steps taken by us to protect our intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products.

COMPETITION

     The semiconductor industry is highly competitive and subject to rapid technological change. Significant competitive factors in the analog and mixed-signal semiconductor markets include:

- product features, performance and price;

- timing of new product introductions;

- availability of advanced process technology;

- availability of adequate manufacturing capacity;

- level of integration;

- emergence of new computer standards and other customer systems;

- product quality; and

- customer support.

     We believe that we compete favorably in each of these areas.

     Because the market for analog and mixed-signal integrated circuits is diverse and highly fragmented, we encounter different competitors in various product markets. Our principal competitors include Linear Technology Corporation, Maxim Integrated Products and Harris Semiconductor in one or more of our product areas. Other competitors include Motorola, National Semiconductor Corporation, Texas Instruments, and certain Japanese manufacturers. Each of these companies has substantially greater technical, manufacturing, financial and marketing resources and greater name recognition than we do. Due to the increasing demands for analog and mixed-signal circuits, we expect continued competition from existing analog circuit suppliers and the entry of new competition.

     Competitive pressures could reduce market acceptance of our products and result in price reductions and increases in expenses that could harm our business, financial condition or operating results. We cannot assure you that we will be able to compete successfully in the future or that competitive pressures will not harm our business.

EMPLOYEES

     As of December 31, 1999, we had 258 full-time employees, 155 of whom were engaged in manufacturing (including testing, quality and materials functions), 36 in research and development, 32 in marketing and sales and 35 in finance and administration. Of such employees, 141 were located in Hong Kong, six were located in Europe and the remainder in the United States. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe that our employee relations are good.

EXECUTIVE OFFICERS

     Our executive officers and their ages as of December 31, 1999, are as follows:

                   NAME                     AGE                     POSITION
                   ----                     ---                     --------
Phillip M. Drayer.........................  54     Chief Executive Officer
Robert G. Gargus..........................  48     President and Chief Financial Officer
Edward D. Mitchell........................  46     Executive Vice President, Strategic
                                                   Marketing and Product Development
Edward H. Browder.........................  59     Vice President, Manufacturing Operations
                                                   and Chief Operating Officer
Thomas J. Grune...........................  37     Vice President of Sales
Donald Herman.............................  42     Vice President, Human Resources and
                                                   Information Technology
Kenneth J. Rose...........................  50     Chief Accounting Officer and Corporate
                                                   Controller

     Set forth below is certain information relating to our executive officers.

     Phillip M. Drayer has been our Chief Executive Officer, and a director since we commenced operations in December 1993. Mr. Drayer also served as President from December 1993 to December 1999. From 1990 through 1993, Mr. Drayer was President and Chief Executive Officer of Teledyne Components, a division of Teledyne Industries Inc. From 1980 to 1990, he was President and Chief Executive Officer for EPI Technologies, a semiconductor testing company, and from 1976 to 1979, he was Manufacturing Manager at Mostek, a semiconductor manufacturer. From 1968 to 1976, Mr. Drayer held various engineering positions at Texas Instruments. Mr. Drayer earned his B.S.E.E. degree from Lamar University and his J.D. degree from South Texas College of Law. Mr. Drayer is a member of the Texas State Bar Association.

     Robert G. Gargus has been our President and Chief Financial Officer since December 1999, and has been a director since January 2000. He had been our Vice President, Finance and Administration and Chief Financial Officer since May 1998. From 1984 to May of 1998, he held a number of financial and non-financial positions at Tandem Computers (now a part of Compaq Computer). His last two positions at Tandem were as President and General Manager of their Atalla Security Products Division and as the Corporate Controller. He also has 14 years of experience in a number of financial positions at Unisys Corporation. Mr. Gargus earned his B.S. degree in accounting and an M.B.A. in finance from the University of Detroit.

     Edward D. Mitchell has been our Executive Vice President, Strategic Marketing and Product Development since December 1999. He had been our Vice President, Engineering and Chief Technical Officer since November 1996, our Vice President, Quality, Product and Test Engineering from November 1994 to November 1996, and our Vice President, Quality Management from December 1993 to November 1994. From 1991 through 1993, he was Vice President, Quality Management for Teledyne Components. From 1982 to 1990, he was with Seeq Technology, a semiconductor manufacturer, most recently serving as Director of Quality and Reliability Assurance, and from 1980 to 1982, he was Product Engineering Supervisor for NEC Electronics, a semiconductor manufacturer. Prior thereto, he was employed at National Semiconductor Corporation and Advanced Micro Devices in various engineering positions. Mr. Mitchell earned his B.S.E.E. degree from the University of California at Berkeley.

     Edward H. Browder has been our Vice President, Manufacturing Operations and Chief Operating Officer since April 1998. From January 1996 to December 1997, Mr. Browder was President and Chief Operating Officer of Unitrode Corporation, a mixed-signal/analog semiconductor company that was subsequently acquired by Texas Instruments. From 1994 through 1995, he was President of Seacliff Technologies, a privately held company that was a distributor of specialty programmable semiconductor devices. From 1990 to 1993, he was President and Chief Executive Officer of Concurrent Logic, Inc., a supplier of high density semiconductor field programmable gate arrays. Mr. Browder also held positions with Saratoga Semiconductor, Falco Data Products and Fairchild Semiconductor. Mr. Browder earned his B.S. degree in physics from Stetson University.

     Thomas J. Grune has been our Vice President of Sales since December of 1998. Prior to this, Mr. Grune was our North American Sales Manager from May 1997 to December 1998. From July of 1996 to May of 1997 Mr. Grune was United States and European Sales Manager for Turbo IC, a semiconductor company. From 1985 to 1996 he held various engineering and sales management positions for Sipex Corporation, where he was responsible for sale management in South East Asia and Western United States regions. Mr. Grune earned his B.S. degree in electrical engineering from Northwestern University and an M.B.A. in Technology Management from the University of Phoenix.

     Donald R. Herman has been our Vice President, Human Resources and Information Technology since July 1998. He had been our Vice President, Human Resources since February 1997. From 1996 to 1997, he was with VLSI Technology, a semiconductor manufacturing company, as Worldwide Staffing Manager. From 1981 to 1996, he was employed at Schlumberger, LTD, a diversified technology company, most recently serving as Director, Human Resources. Mr. Herman earned his B.S. degree in mechanical engineering from Purdue University.

     Kenneth J. Rose has been our Chief Accounting Officer since December 1995 and has also been our Corporate Controller since December 1993. From 1990 to 1993, he was Vice President, Finance and Administration of Teledyne Components. From 1985 to 1990, he was Vice President, Finance and Administration of Teledyne CME, a division of Teledyne. From 1982 to 1985, he was Controller of Teledyne Micronetics, a division of Teledyne. Prior thereto, he held various positions in accounting at Teledyne Ryan Aeronautical, a division of Teledyne. Mr. Rose earned his B.S. degree from the University of San Diego.

ITEM 2. DESCRIPTION OF PROPERTY

     Our main executive, administrative, and technical offices are located in a 40,000 square foot facility in Mountain View, California. The lease on this facility expires in May 2003. We also lease 30,000 square feet of additional space in Hong Kong in which we conduct testing and from which we ship products to customers worldwide. The lease on the Hong Kong facility expires in July 2000. We expect this lease to be renewed in the second quarter of 2000. In the event this lease is not renewed for any reason, we believe we will be able to locate alternative space on reasonable terms. We believe that our existing facilities are adequate to meet our needs for at least the next 12 months.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Our common stock has been quoted in the Nasdaq National Market under the symbol "TLCM" since our initial public offering in July 1995. The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported in the Nasdaq National Market.

                                                              HIGH        LOW
                                                              ----        ---
FISCAL YEAR ENDED DECEMBER 31, 1997
  First Quarter.............................................  $ 5 3/4     $ 4 1/8
  Second Quarter............................................    7 1/2       4
  Third Quarter.............................................   16 7/8       7 1/2
  Fourth Quarter............................................   13 1/2       6 13/16
FISCAL YEAR ENDED DECEMBER 31, 1998
  First Quarter.............................................  $11 11/16   $ 7 3/4
  Second Quarter............................................   11 11/16     3 5/8
  Third Quarter.............................................    5 1/4       2 3/8
  Fourth Quarter............................................    5 7/8       1 1/2
FISCAL YEAR ENDED DECEMBER 31, 1999
  First Quarter.............................................  $ 5 13/16   $ 3 1/2
  Second Quarter............................................   10 1/4       4 1/8
  Third Quarter.............................................   13 15/16     9 5/16
  Fourth Quarter............................................   22 1/8       7 7/8

     As of January 31, 2000, there were approximately 4,000 beneficial holders of our common stock.

     We have never declared or paid cash dividends. We currently intend to retain any earnings for use in our business and do not anticipate declaring or paying any cash dividends on our capital stock in the near future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The consolidated statement of operations data set forth below for the years ended December 31, 1997, 1998 and 1999, and the consolidated balance sheet data as of December 31, 1998 and 1999 have been derived from our audited financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 1995 and 1996 and the consolidated balance sheet data as of December 31, 1995, 1996 and 1997 have been derived from our audited financial statements not included in this report. The historical results are not necessarily indicative of results to be expected for any future period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                               YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                    1995      1996      1997      1998      1999
                                                   -------   -------   -------   -------   -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales........................................  $39,004   $37,762   $55,435   $54,263   $57,322
Cost of sales....................................   24,680    26,801    31,175    34,896    31,626
                                                   -------   -------   -------   -------   -------
     Gross profit................................   14,324    10,961    24,260    19,367    25,696
                                                   -------   -------   -------   -------   -------
Operating expenses:
  Research and development.......................    2,649     4,271     5,455     5,588     6,794
  Selling, general and administrative............    7,115     7,713     9,530     9,496    10,007
  Loss on foundry investment.....................       --        --     8,264        --        --
  Restructuring and other........................       --        --        --     7,258       269
                                                   -------   -------   -------   -------   -------
  Total operating expenses.......................    9,764    11,984    23,249    22,342    17,070
                                                   -------   -------   -------   -------   -------
Income (loss) from operations....................    4,560    (1,023)    1,011    (2,975)    8,626
Interest income (expense), net...................      299       162      (288)      386       385
Gain on sale of investment.......................       --        --        --        --     5,819
                                                   -------   -------   -------   -------   -------
Income (loss) before income taxes................    4,859      (861)      723    (2,589)   14,830
Provision (benefit) for income taxes.............    1,215      (233)    2,427       958     1,701
                                                   -------   -------   -------   -------   -------
Net income (loss)................................  $ 3,644   $  (628)  $(1,704)  $(3,547)  $13,129
                                                   =======   =======   =======   =======   =======
Basic income (loss) per share....................  $  0.43   $ (0.04)  $ (0.11)  $ (0.22)  $  0.92
                                                   =======   =======   =======   =======   =======
Diluted income (loss) per share..................  $  0.23   $ (0.04)  $ (0.11)  $ (0.22)  $  0.84
                                                   =======   =======   =======   =======   =======
Number of shares used to compute basic income
  (loss) per share...............................    8,436    15,612    16,184    15,933    14,302
                                                   =======   =======   =======   =======   =======
Number of shares used to compute diluted income
  (loss) per share...............................   15,703    15,612    16,184    15,933    15,676
                                                   =======   =======   =======   =======   =======

                                                                    DECEMBER 31,
                                                   -----------------------------------------------
                                                    1995      1996      1997      1998      1999
                                                   -------   -------   -------   -------   -------
                                                                   (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and short-term investments..................  $15,849   $12,761   $17,110   $14,059   $20,699
Working capital..................................   29,356    23,760    24,681    17,108    29,191
Total assets.....................................   49,805    58,012    53,684    41,166    45,941
Notes payable and other long term obligations....    3,328    10,047     3,462     2,678        --
Total stockholders' equity.......................   37,059    36,926    36,421    25,918    38,582

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

OVERVIEW

     We design, develop and market a variety of analog and mixed-signal integrated circuits. We were founded in December 1993 as the result of a management buyout of the Teledyne Components Division of Teledyne Industries Inc. As part of the buyout, we acquired a five-inch wafer fabrication facility in which we manufactured a portfolio of second source analog and mixed-signal products for the industrial, communications, computer, automotive and medical markets. Over the last several years, we have been transitioning our product portfolio away from the legacy second source products associated with the Teledyne Division to higher value proprietary solutions. As a result, our primary emphasis is developing proprietary products, but we continue to offer second source products to enhance our total product portfolio. Average selling prices for our proprietary products have generally tended to decline at a slower rate than have those for our second source products, which are more susceptible to competitive pricing pressures. We generally recognize higher gross margins on our proprietary products than on our second source products.

     As we transitioned from legacy products to newer proprietary products, it became necessary to develop a source of supply for more advanced wafer processing technology. This transition began at a time when advanced semiconductor capacity was in short supply. Therefore, in November 1995, we invested $3.0 million in IC WORKS, Inc., a privately-held wafer foundry company, and provided $10.4 million in capital equipment to IC WORKS. In return for this investment, we received a guarantee of sub-micron wafer capacity at specified prices for a period of five years, projected to start in late 1997. During 1996 and 1997, substantial foundry capacity became available worldwide while overall demand did not increase proportionately. Consequently, wafer pricing decreased dramatically, which changed the economic viability of the foundry business of IC WORKS. The IC WORKS wafer foundry was subsequently sold to a captive supplier and as a result, in 1997, we recorded a loss of $8.3 million. In the fourth quarter of 1998, we also terminated our operating agreement with IC WORKS. During the first quarter of 1999, Cypress Semiconductor, Inc. acquired IC WORKS and we received shares of Cypress Semiconductor in exchange for our shares of IC WORKS. All shares have been sold by us except for approximately 70,614 shares, which were recently received after having been held in escrow by Cypress Semiconductor. Consequently, we recognized a $5.0 million pretax profit during the first quarter of 1999 and another $.8 million of gain during the second quarter when the shares were sold. The remaining 70,614 shares are valued at $2.3 million, which represents the fair market value of $32 per share of Cypress Semiconductor common stock on December 31, 1999. The shares are presented as short term investments and are accounted for as an available for sale security in accordance with FAS 115. We anticipate that we will sell the remaining shares of Cypress Semiconductor stock in the second quarter of 2000 and, at December 31, 1999, we recorded as a separate component of equity an unrealized gain on such shares of approximately $1.5 million.

     In August 1998, we announced our plans to shut down our wafer fabrication facility in Mountain View, California and use third party foundries for all of our wafer fabrication. This change was in response to continuing market conditions that made it more economical to purchase wafers than to produce them internally. In January 1999, the wafer fabrication facility was closed. In connection with the closure of this facility, we recognized restructuring and other charges of $7.6 million. Historically, the majority of the activity of our manufacturing personnel in product, test and process engineering was to continually evaluate and correct process and test problems in wafer fabrication. During 1999, a majority of these efforts were spent on transitioning the products formerly produced in our wafer fabrication facility to outside foundries.

     All of these historical costs for supporting the fabrication facility and the transition activities, including costs of engineering personnel, were charged to cost of sales as overhead associated with the manufacture of the product. As we continue to focus on new product designs, these engineers will be able to allocate more of their time to supporting the design process. This additional allocation of resources, both in effort and costs, will cause research and development expenditures to increase in 2000 compared to 1999.

     In October 1999, we purchased 1.3 million shares of common stock of Silicon Aquarius, Inc. for $3.0 million. We have an option to purchase an additional 1.7 million shares for $4.0 million on or before October 7, 2000. If we exercise this option, we will also have an option to purchase the remaining outstanding shares from the major stockholders of Silicon Aquarius on or before November 30, 2001 at the then fair market value, but not less than $3.34 per share or greater than $9.00 per share.

     During the second quarter of 1999, we announced a strategic relationship with ON Semiconductor which was then part of Motorola. The purpose of this relationship is to enable each company to augment their existing product lines by selectively releasing and private labeling a number of the other company's products each quarter. This agreement is expected to generate additional revenues for us through the sale of our products to ON Semiconductor for resale as well as the purchase and resale of ON Semiconductor products by us. We generally expect that ON Semiconductor will sell our products into markets that we do not currently serve such as the automotive and consumer appliance markets.

     Revenue from product sales to customers other than domestic distributors is recognized upon shipment. Sales to domestic distributors are generally subject to agreements allowing certain rights of return and price protection for unsold merchandise held by each distributor. We defer recognition of revenue and related gross margin on the sales to domestic distributors until the product is sold by these distributors.

RESULTS OF OPERATIONS

     The following table sets forth our consolidated statement of operations data as a percentage of net sales.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1997     1998     1999
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   56.3     64.3     55.2
                                                              -----    -----    -----
Gross margin................................................   43.7     35.7     44.8
                                                              -----    -----    -----
Operating expenses:
  Research and development..................................    9.8     10.3     11.9
  Selling, general and administrative.......................   17.2     17.5     17.5
  Loss on foundry investment................................   14.9       --       --
  Restructuring and other...................................     --     13.4      0.4
                                                              -----    -----    -----
Total operating expenses....................................   41.9     41.2     29.8
                                                              -----    -----    -----
Income (loss) from operations...............................    1.8     (5.5)    15.0
Interest income (expense), net..............................   (0.5)     0.7      0.7
Gain on sale of investment..................................     --       --     10.2
                                                              -----    -----    -----
Income (loss) before taxes..................................    1.3     (4.8)    25.9
Provision (benefit) for income taxes........................    4.4      1.7      3.0
                                                              -----    -----    -----
Net income (loss)...........................................   (3.1)%   (6.5)%   22.9%
                                                              =====    =====    =====

YEARS ENDED DECEMBER 31, 1999 AND 1998

     Net Sales. Net sales in 1999 were $57.3 million, an increase of $3.0 million, or 5.6%, compared to $54.3 million in 1998. During 1998, the semiconductor industry was characterized by overcapacity which caused prices to erode rapidly and competition to increase significantly, especially during the second half of the year. The overall market improved significantly in 1999 and our net sales increased primarily due to revenue generated from new products introduced after the third quarter of 1997. Our largest OEM customer, Motorola, accounted for 34% of our net sales for 1999 compared to 35% of our net sales for 1998. Three other OEM customers, Compaq Computer, Qualcomm and Lucent Technologies, accounted for 9% of our net sales for 1999, compared to 7% of our net sales for 1998.

     Gross Margin. Gross margin improved to 44.8% in 1999 from 35.7% in 1998. The improvement in gross margin was caused by reduced manufacturing costs and improved volumes. This was primarily caused by the lower cost associated with utilizing wafer foundries in 1999 compared to the fabrication of wafers in our wafer fabrication facility in 1998. Our ability to increase gross margins will depend on the successful introduction of our new proprietary products and controlling our wafer and manufacturing costs. Future wafer costs will depend on the volume and availability of wafers from our wafer foundries.

     Research and Development Expenses. Research and development expenses were $6.8 million, or 11.9% of net sales, in 1999, compared to $5.6 million, or 10.3% of net sales, in 1998. The increase in research and development expenses was primarily attributable to an increase in mask and wafer costs associated with development of new products. We expect research and development expenses to increase in absolute dollars in future periods although such expenses may fluctuate as a percentage of net sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $10.0 million, or 17.5% of net sales, in 1999 compared to $9.5 million, or 17.5% of net sales, in 1998. The increase in selling, general and administration expenses was primarily due to increases in salary and incentive payments. We expect selling, general and administrative expenses generally to increase in absolute dollars in future periods although such expenses may fluctuate as a percentage of sales.

     Restructuring and Other Charges. During 1999, we recognized restructuring and other charges of $0.3 million compared to $7.3 million in 1998. The restructuring cost in 1999 was primarily additional employee severance costs associated with the closure of our wafer fabrication facility. The restructuring costs in 1998 for our fabrication facility were $6.5 million, while other one-time charges totaled $0.8 million. We also terminated our lease with Teledyne Industries and now sublease the same facility from another party. The new sublease provides for a reduction in the square footage currently occupied by us by June 1, 2000 which will eliminate the idle facility. As a result, we reversed idle facility costs of $1.0 million previously accrued in 1998, leaving a remaining balance of $0.2 million that will be amortized through May 2000. Also, in 1999 we recorded a charge of $1.0 million for additional write down of wafer fabrication equipment.

     Interest Income (Expense), Net. Net interest income was $.4 million in each of 1999 and 1998, reflecting lower interest expense associated with equipment financing and lower interest income due to lower cash balances from repurchasing our common stock.

     Gain on Sale of Investment. During the first quarter of 1999, IC WORKS merged with Cypress Semiconductor and we received shares of Cypress Semiconductor in exchange for our shares of IC WORKS. This transaction resulted in a gain of $5.0 million. Subsequently, we sold a portion of the Cypress Semiconductor shares and recognized an additional gain of $0.8 million.

     Income Taxes. We recorded an income tax provision of $1.7 million in 1999 at an effective rate of 11% compared to $1.0 million in 1998 at an effective rate of negative 37%. The 1999 tax rate is effected by the release of fully reserved deferred tax assets due to the utilization of substantially all of our restructuring reserves. The 1998 effective rate was a result of the non deductibility of certain foundry investment losses and a tax charge relating to the repatriation of certain of our foreign subsidiaries undistributed earnings, offset by an increase in the 1998 valuation allowance relating to our net deferred tax assets.

YEARS ENDED DECEMBER 31, 1998 AND 1997

     Net Sales. Net sales in 1998 were $54.3 million, a decrease of $1.1 million, or 2.0%, compared to $55.4 million in 1997. The decrease in net sales was primarily due to lower average selling prices caused by a change in product mix and a change by Motorola from a device which had a higher average sales price to a device with a lower average sales price for the same application. Net sales in 1998 for the United States, Asia and Europe accounted for 35%, 34% and 31% of our sales, respectively, compared to 35%, 33%, and 32% of our sales, respectively, in 1997. Sales to our three largest OEM customers, Motorola, Intel and Compaq were $18.8 million, or 35%, $4.6 million, or 9%, and $2.4 million, or 4%, respectively, of net sales in 1998 compared to $16.5 million, or 30%, $1.5 million, or 3% and $4.1 million, or 7%, respectively, of net sales in 1997.

     Gross Margin. Gross margin decreased to 35.7% in 1998 from 43.7% in 1997. The decrease in gross margin was caused by decreased production volume in our wafer fabrication facility due to lower demand, a decrease in unit selling prices for products sold to Motorola, and an additional charge related to surplus inventory related to the closure of our wafer fabrication facility.

     Research and Development Expenses. Research and development expenses were $5.6 million, or 10.3% of net sales, in 1998, compared to $5.5 million, or 9.8% of net sales, in 1997. The increase in research and development expenses, in absolute dollars, was primarily attributable to an increase in design engineers and product engineers and the costs associated with the purchase and maintenance of computer-aided design systems for design engineers.

     Loss on Foundry Investment. In 1997, we recorded an impairment loss of $8.3 million for our IC WORKS foundry investment. This loss resulted from the loss of economic viability of the foundry investment and consisted of $3.0 million write down of our preferred stock investment, $5.2 million impairment write down of equipment and $0.1 million of other related costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $9.5 million, or 17.5% of net sales, in 1998 compared to $9.5 million, or 17.2% of net sales, in 1997.

     Restructuring and Other Charges. During 1998, we recognized restructuring and other charges of $7.3 million. Restructuring costs for our Mountain View, California fabrication facility were $6.5 million, while other one-time charges totaled $.8 million. The restructuring charge includes a write down of fabrication equipment of $4.5 million, costs associated with idle facility space of $1.4 million, employee severance costs of $.5 million and clean up and environmental related charges of $.1 million. The other one time charges included the write down of $.4 million of certain test equipment in Hong Kong, the write down of certain equipment in Mountain View totaling $.3 million, and $.3 million related to licensing and royalty costs, offset by a decrease of $.2 million in amounts previously accrued due to a change in our employee sabbatical policy.

     Interest Income (Expense), Net. Net interest income increased from an expense of $.2 million in 1997 to an income of $.4 million in 1998, reflecting lower interest expense associated with equipment financing.

     Income Taxes. We recorded an income tax provision of $1.0 million in 1998 at an effective rate of negative 37% compared to $2.4 million in 1997 at an effective rate of 336%. The decrease in the effective tax rate is due to the non deductibility of certain foundry investment losses and a tax charge relating to the repatriation of certain of our foreign subsidiaries undistributed earnings, offset by an increase in the 1998 valuation allowance relating to our net deferred tax assets.

     LIQUIDITY AND CAPITAL RESOURCES

     In 1999, we generated approximately $7.2 million of cash from operating activities primarily from net income of $13.1 million offset by the non cash gain on sale of investments of $5.8 million, depreciation of $2.7 million and a net decrease of $2.8 million in working capital items. The net decrease in working capital primarily reflects increases in accounts receivable of $1.4 million, decreases in inventory of $.5 million, accounts payable of $.4 million, accrued liabilities of $1.0 million and deferred income taxes of $.3 million. We also generated $3.6 million of cash from investing activities primarily reflecting net proceeds from the sale of investments of $6.7 million, the sale of equipment of $1.5 million, offset by purchases of equipment of $1.6 million and an investment in Silicon Aquarius Incorporated of $3.0 million. We expect capital expenditures of $4.0 million in 2000. As of December 31, 1999, we had no material commitments related to such expenditures.

     In 1999, we used $6.5 million of cash for financing activities primarily reflecting the repurchase of shares of our common stock of $4.8 million, the payment of notes payable and other long term obligations of $3.7 million, offset by proceeds from the issuance of common stock of $2.0 million from the sale of stock through our employee stock option and stock purchase plans.

     In 1998, we generated approximately $9.9 million of cash from operating activities primarily from income before restructuring and other charges, depreciation of $5.2 million and a net increase of $.9 million in working capital items. The net increase in working capital primarily reflects decreases in accounts receivable of $.5 million, inventory of $1.9 million, accounts payable of $.2 million, accrued liabilities of $.5 million and deferred income taxes of $.8 million. We also invested or used $5.8 million to fund capital equipment and leasehold improvements in 1998. We also used $9.6 million of cash to repurchase our common stock for $7.9 million and to pay down notes payable by $2.6 million. These were partially offset by cash generated from the sale of stock through our employee stock option and stock purchase plans of $1.0 million.

     In 1997, we generated approximately $11.9 million from operating activities, primarily from income before the loss on foundry investment, depreciation of $4.1 million and a net increase of $1.2 million in working capital items. The net increase in working capital primarily reflects a decrease of income tax receivable of $1.4 million, due to collection of tax refunds recorded in the prior year, an increase in accounts payable of $1.4 million, an increase in taxes payable of $1.8 million, offset by an increase in accounts receivable from higher fourth quarter sales of $2.2 million, and an increase in inventory of $1.8 million. In the fourth quarter of 1997, we sold the $10.4 million of equipment at IC WORKS for $5.2 million and invested an additional $1.5 million in IC WORKS. We invested $7.6 million in capital equipment and leasehold improvements in 1997. We financed $3.3 million of this investment through notes payable and paid $10.8 million in principal payments of which $7.7 million was for equipment sold as part of the IC WORKS agreement and $3.1 million was principal payments on other equipment financing for prior years.

     On February 1, 2000, we invested $1.6 million for approximately a 4% equity interest in the parent of CSMC.

     We believe that our existing cash and cash equivalents, expected cash flow from operations and other existing financing sources will be sufficient to support our operating and capital needs for the next 12 months. We expect from time to time, to evaluate potential acquisitions and equity investments complementary to our market strategy, including possible investments in wafer fabrication foundries. To the extent we pursue such transactions, we could require additional equity or debt financing to fund such activities or our working capital requirements in the event of an industry downturn or an unexpected adverse change in our business operations. To the extent we require additional capital, we cannot assure you that we will be able to obtain such financing on terms favorable to us, or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. We believe that adoption of this pronouncement will not have a material impact on our financial position and results of operations. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. We believe that adopting SAB 101 will not have a material impact on our financial position and results of operations.

YEAR 2000 DISCLOSURE

     The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If our computer programs with date-sensitive functions are not year 2000 compliant, they may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. During 1998 and 1999, we incurred costs of $.1 million and $.3 million related to year 2000 issues. As of January 31, 2000, we have not encountered any problems associated with year 2000 issues and we continue to review all business activities for any potential issues. We cannot assure you that we have identified all future issues that may be associated with year 2000.

             CERTAIN FACTORS WHICH MAY AFFECT OUR OPERATION RESULTS

     You should carefully consider the following factors which could adversely affect our business, financial condition and operating results as well as adversely affect the value of an investment in our common stock.

     WE HAVE HISTORICALLY EXPERIENCED FLUCTUATIONS IN OUR OPERATING RESULTS AND EXPECT THESE FLUCTUATIONS TO CONTINUE WHICH MAY CAUSE OUR COMMON STOCK PRICE TO DECLINE.

     Our quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect our net sales, gross margins and operating results. These factors include:

- the volume and timing of orders received;

- changes in the mix of proprietary and second source products sold;

- market acceptance of our products and the products of our customers;

- competitive pricing pressures;

- our ability to expand manufacturing output to meet increasing demand;

- our ability to introduce new products on a timely basis;

- the timing and extent of our research and development expenses;

- cyclical semiconductor industry conditions;

- the failure to anticipate changing customer product requirements;

- fluctuations in manufacturing yields;

- disruption in the supply of wafers or assembly services;

- the ability of customers to make payments to us;

- increases in material costs;

- certain production and other risks associated with using independent manufacturers; and

- our ability to access advanced process technologies and the timing and extent of process development costs.

     Historically in the semiconductor industry, average selling prices of products have decreased over time. If we are unable to introduce new proprietary or second source products with higher margins or reduce manufacturing costs to offset anticipated decreases in the prices of our existing products, then our operating results will be adversely affected. Our business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without penalty to the customer. Since most of our backlog is cancelable without penalty, we typically plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, because of fixed costs in the semiconductor industry, we are limited in our ability to reduce costs quickly in response to any revenue shortfalls. As a result of the foregoing or other factors, we may experience material adverse fluctuations in our future operating results on a quarterly or annual basis. Although we were profitable for the year ended December 31, 1999, we cannot assure you that we will remain profitable on a quarterly or annual basis in future periods.

     WE DEPEND ON A SMALL NUMBER OF CUSTOMERS AND DISTRIBUTORS FOR A HIGH PERCENTAGE OF OUR SALES, AND THE LOSS OF A SIGNIFICANT CUSTOMER OR DISTRIBUTOR WOULD CAUSE A DECLINE IN OUR PROFITS.

     A limited number of customers and distributors have accounted for a significant portion of our net sales. Motorola accounted for approximately 34% of our net sales in 1999 and 35% of our net sales in 1998. In addition, Future Electronics, one of our distributors, accounted for 12% of our net sales in 1999 and 11% of our net sales in 1998. Our top five customers, including distributors, accounted for 58% of our net sales in 1999 and 64% of our net sales in 1998, although the customers who typically comprise our top five customers tend to change somewhat year to year. We anticipate that we will continue to be dependent on a limited number of key customers and distributors for a significant portion of our net sales. The reduction, delay or cancellation of orders from one or more significant customers for any reason could significantly harm our operating results. We are also dependent on sales representatives and distributors for the sale of our products to many of our customers. Such distributors sell competitors' products and are not within our control. The loss of one or more of our distributors or a disruption in our sales and distribution channels could significantly harm our business and operating results.

     OUR SUCCESS DEPENDS ON OUR ABILITY TO INTRODUCE NEW PRODUCTS ON A TIMELY BASIS.

     Our success depends upon our ability to develop new analog and mixed-signal circuits for new and existing markets, to introduce such products in a timely manner, and to have such products gain market acceptance. The development of new analog and mixed-signal circuits is highly complex and from time to time we have experienced delays in developing and introducing new products. Successful product development and introduction depends on a number of factors, including:

- proper new product definition;

- timely completion of design and testing of new products;

- achievement of acceptable manufacturing yields; and

- market acceptance of our products and the products of our customers.

     Moreover, successful product design and development is dependent on our ability to attract, retain and motivate qualified analog design engineers, of which there is a limited number. We cannot assure you we will be able to meet these challenges or adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully. Due to the complexity and variety of analog and mixed-signal circuits, the limited number of qualified circuit designers and the limited effectiveness of computer-aided design systems in the design of such circuits, we cannot assure you that we will be able to successfully develop and introduce new products on a timely basis. Although we seek to design products that have the potential to become industry standard products, we cannot assure you that any products introduced by us will be adopted by such market leaders, or that any products initially accepted by our customers that are market leaders will become industry standard products. Our failure to develop and introduce new products successfully could significantly harm our business and cause our operating results to suffer.

     Our results of operations are dependent on the mix between sales of relatively higher margin but lower volume proprietary products and relatively higher volume but lower margin second source products. In order to improve our margins, sales of proprietary products must in the future represent a greater percentage of our net sales, requiring us to successfully develop, introduce and market new proprietary products. We cannot assure you that we will be successful in developing new proprietary products with the features and functionality that customers in our key markets will demand.

     OUR PRODUCTS ARE COMPLEX AND COULD CONTAIN DEFECTS, WHICH COULD REDUCE SALES OF THOSE PRODUCTS OR RESULT IN CLAIMS AGAINST US.

     We develop complex and evolving products. Despite testing by us and our customers, defects, integration issues or other performance problems may be found in existing or new products. This could result in delay in recognition or loss of revenues, loss of market share or failure to achieve market acceptance. These defects may also cause us to incur significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and harm our relationships with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our products and would likely harm our business. Any defects or other problems with our products could result in financial or other damages to our customers who could seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

     WE MUST BE ABLE TO RESPOND TO TECHNOLOGICAL CHANGES IN OUR INDUSTRY OR OUR BUSINESS WILL BE HARMED.

     The markets for our products are characterized by rapid technological change and frequent new product introductions. To remain competitive, we must develop or obtain access to new semiconductor process technologies to reduce die size, increase die performance and functional complexity and improve manufacturing yields. In order to have access to new semiconductor process technologies, particularly for products requiring sub-micron processing, we have entered into relationships with outside foundries to provide the processes and wafers we need to produce our products. Semiconductor design and process methodologies are subject to rapid technological change, requiring large expenditures for research and development. If we are unable to develop or obtain access to advanced wafer processing technologies as they become needed, or are unable to define, design, develop and introduce competitive new products on a timely basis, our future operating results will suffer. We cannot assure you that the analog process technology utilized by us will not become obsolete.

     STRONG COMPETITION IN THE ANALOG SEMICONDUCTOR MARKET MAY REDUCE THE DEMAND FOR OUR PRODUCTS OR THE PRICES OF OUR PRODUCTS, WHICH COULD REDUCE OUR REVENUES AND HARM OUR BUSINESS.

     The analog semiconductor industry is highly competitive and subject to rapid technological change. Significant competitive factors in the analog market include:

- product features, performance and price;

- the timing of new product introductions;

- the emergence of new computer standards and other customer systems;

- product quality; and

- customer support.

     Because the market for analog integrated circuits is diverse and highly fragmented, we encounter different competitors in our various product markets. Our principal competitors include Linear Technology Corporation, Maxim Integrated Products and Harris Semiconductor in one or more of our product areas. Other competitors include Motorola, National Semiconductor Corporation, Texas Instruments Corporation and certain Japanese manufacturers. Each of these competitors has substantially greater technical, financial and marketing resources and greater name recognition than we do. We expect intensified competition from existing analog circuit suppliers and the possible entry of new competition. Increased competition could harm our business. We cannot assure you that we will be able to compete successfully in the future or that competitive pressures will not harm our financial condition or our operating results. Competitive pressures could reduce market acceptance of our products and result in price reductions and increases in expenses that could harm our business and our financial condition.

     OUR CONTRACTS WITH WAFER SUPPLIERS DO NOT OBLIGATE THEM TO A MINIMUM SUPPLY OR SET PRICES. ANY INABILITY OR UNWILLINGNESS OF OUR WAFER SUPPLIERS TO MEET OUR MANUFACTURING REQUIREMENTS WOULD DELAY OUR PRODUCTION AND PRODUCT SHIPMENTS AND HARM OUR BUSINESS.

     If we are unable to obtain an adequate supply of wafers from our current or any alternative sources in a timely manner, our business would be harmed. To date, our principal manufacturing relationship has been with Central Semiconductor Manufacturing Company Limited, or CSMC, from which we have obtained a substantial majority of our wafers. We also receive wafers from American Microsystems, Inc., or AMI, and Taiwan Semiconductor Manufacturing Company, or TSMC. Each of our wafer suppliers also fabricates wafers for other integrated circuit companies, including some of our competitors. Although we have written commitments specifying wafer capacities from our suppliers, we would likely not be able to enforce fulfillment of the delivery commitments if these suppliers experience manufacturing failures or yield shortfalls, choose to prioritize capacity for other use or otherwise choose to reduce or eliminate deliveries to us. We may not be able to qualify additional manufacturing sources for existing or new products in a timely manner. Moreover, it is uncertain whether additional manufacturing sources would agree to deliver an adequate supply of wafers to us.

     BECAUSE FOUNDRY CAPACITY IS LIMITED WE MAY BE REQUIRED TO ENTER INTO COSTLY LONG-TERM SUPPLY ARRANGEMENTS TO SECURE FOUNDRY CAPACITY.

     We currently purchase all of our wafers from three outside foundries. Market conditions could result in wafers being in short supply and prevent us from having adequate supply to meet our customer requirements. Any prolonged inability to utilize our foundries as a result of fire, natural disaster or otherwise would harm our financial condition and cause our operating results to suffer. If we are not able to obtain additional foundry capacity as required, our relationships with our customers would be harmed and our sales would likely be reduced. In order to secure additional foundry capacity, we have entered into and expect to enter into various arrangements with suppliers, which could include:

- contracts that commit us to purchase specified quantities of silicon wafers at specified prices over extended periods;

- option payments, non-refundable deposits, loans or other prepayments;

- investments in outside foundries; or

- joint ventures or other strategic partnerships with foundries.

     We may not be able to make any such arrangement in a timely fashion or at all, and such arrangements, if any, may not be on terms favorable to us. Moreover, if we are able to secure foundry capacity, we may be obligated to utilize all of that capacity or incur penalties. These penalties may be expensive and could harm our operating results.

     WE ARE DEPENDENT ON OUR SUBCONTRACTORS IN ASIA TO PERFORM KEY MANUFACTURING FUNCTIONS FOR US.

     We depend on third party subcontractors in Asia for assembly and packaging of our products. The packaging of our products is performed by a limited group of subcontractors and some of the raw materials included in our products are obtained from a limited group of suppliers. Although we seek to reduce our dependence on our sole and limited source suppliers, disruption or termination of any of these sources could occur and such disruptions could harm our business and operating results. In the event that any of our subcontractors were to experience financial, operational, production or quality assurance difficulties resulting in a reduction or interruption in supply to us, our operating results would suffer until alternate subcontractors, if any, became available.

     WE HAVE SIGNIFICANT INTERNATIONAL SALES AND RISKS OF OUR INTERNATIONAL OPERATIONS COULD HARM OUR OPERATING RESULTS.

     International sales accounted for approximately 70% of our net sales in 1999 and 65% of our net sales in 1998. We expect international sales to continue to represent a significant portion of product sales. Our Hong Kong subsidiary employs over 50% of our total workforce. If the lease on our Hong Kong facility, which expires in July 2000, is not renewed, our international sales and operations could be harmed. In addition, our test operations and substantially all of the foundries and subcontractors that manufacture and assemble wafers for us are located in Asia. This concentration of manufacturing operations in Asia subjects us to the risks of conducting business internationally, including political and economic conditions in Asia, particularly in the People's Republic of China. Our international sales and operations involve a number of other risks, including:

- unexpected changes in regulatory requirements;

- changes in diplomatic and trade relationships;

- delays resulting from difficulty in obtaining export licenses for technology;

- tariffs and other barriers and restrictions;

- currency exchange fluctuations; and

- the burdens of complying with a variety of foreign laws.

     We cannot assure you that regulatory, political and other factors will not harm our operations in the future or require us to modify our current business practices.

     WE MUST BE ABLE TO EFFECTIVELY MANAGE ANY FUTURE GROWTH IN OUR BUSINESS.

     We have experienced significant growth and expansion in recent periods, which has placed and continues to place a strain on our resources. If we sustain such growth in the future, we will need to continue to implement and improve our operational, financial and management information systems and to hire, train, motivate and manage additional employees. We cannot assure you that continued growth will not necessitate changes in the systems, procedures and controls to support our operations. Any failure to improve our operational, financial and management systems or to hire, train, motivate or manage employees could harm our business.

     THE SEMICONDUCTOR INDUSTRY IS VERY CYCLICAL AND AN INDUSTRY DOWNTURN WOULD HARM OUR BUSINESS.

     The semiconductor industry is characterized by:

- rapid technological change;

- cyclical market patterns;

- significant price erosion;

- periods of over-capacity and production shortages;

- variations in manufacturing costs and yields; and

- significant expenditures for capital equipment and product development.

     The industry has from time to time experienced depressed business conditions. Although the semiconductor industry in recent periods has experienced increased demand and production capacity constraints, we cannot assure you that these conditions will continue. In addition, we cannot assure you that any future downturn in the industry will not be severe or that any such downturn will not harm our business and cause our operating results to suffer. We cannot assure you that we will not experience substantial period-to-period fluctuations in operating costs due to general semiconductor industry conditions or other factors.

     THE DEMAND FOR OUR PRODUCTS DEPENDS ON THE MARKETS FOR OUR CUSTOMERS' PRODUCTS. ANY DOWNTURN IN THE MARKETS WE SERVE WOULD HARM OUR BUSINESS.

     A majority of our products are incorporated into products such as cellular telephones, computers and computer peripherals. These markets may from time to time experience cyclical, depressed business conditions, often in connection with, or in anticipation of, a decline in general economic conditions. Such industry downturns have resulted in reduced product demand and declining average selling prices. Our business would be harmed by any future downturns in the markets that we serve.

     SHIFTS IN INDUSTRY-WIDE CAPACITY MAY CAUSE OUR RESULTS TO FLUCTUATE AND SUCH SHIFTS HAVE RESULTED AND COULD IN THE FUTURE RESULT IN SIGNIFICANT INVENTORY WRITEDOWNS.

     Shifts in industry-wide capacity from shortages to oversupply or from oversupply to shortages may result in significant fluctuations in our quarterly or annual operating results. The semiconductor industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand or technological obsolescence. We attempt to stock products in quantities that are sufficient to meet anticipated customer demands. However, due to the product manufacturing cycle characteristic of semiconductor manufacturing and the inherent imprecision by our customers to accurately forecast their demand, our product inventories may not always correspond to product demand, leading to shortages or surpluses of certain products. As a result, future inventory write-downs may occur due to lower of cost or market accounting, excess inventory or inventory obsolescence. Significant inventory write-downs would adversely affect our operating results.

     WE DEPEND ON OUR ABILITY TO ATTRACT AND RETAIN OUR KEY TECHNICAL AND MANAGEMENT PERSONNEL.

     Our success depends upon the continued service of our executive officers and other key management and technical personnel, particularly our analog design engineers, and on our ability to continue to attract, retain and motivate qualified personnel, particularly experienced circuit designers, systems applications engineers and sales managers. We are currently in the process of seeking a new chief financial officer to replace our current chief financial officer, Robert Gargus, who recently became our president. The competition for such employees is intense. The loss of the services of one or more of our design engineers, of which there is a limited number, executive officers or other key personnel or our inability to recruit replacements for such personnel or to otherwise attract, retain and motivate qualified personnel could harm our business.

     POTENTIAL INTELLECTUAL PROPERTY CLAIMS AND LITIGATION COULD SUBJECT US TO SIGNIFICANT LIABILITY FOR DAMAGES AND COULD INVALIDATE OUR PROPRIETARY RIGHTS.

     Our success depends on our ability to obtain patents and licenses and to preserve our other intellectual property rights covering our manufacturing processes, products and development and testing tools. We seek patent protection for those inventions and technologies for which we believe such protection is suitable and is likely to provide a competitive advantage to us. We currently hold 27 United States patents on semiconductor devices and methods with various expiration dates, none earlier than May 2003. We have applications for six United States patents currently pending. We also hold one foreign patent. The process of seeking patent protection can be long and expensive and we cannot assure you that our current patents or any new patents that may be issued will be of sufficient scope or strength to provide any meaningful protection or any commercial advantage to us. We may in the future be subject to or initiate interference proceedings in the United States Patent and Trademark office, which can demand significant financial and management resources.

     We regard elements of our manufacturing process, product design and equipment as proprietary and seek to protect our proprietary rights through a combination of employee and third party nondisclosure agreements, internal procedures and patent protection. Notwithstanding our attempts to protect our proprietary rights, we believe that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent and copyright ownership. We also rely substantially on trade secrets and proprietary technology to protect our technology and manufacturing know-how, and work actively to foster continuing technological innovation to maintain and protect our competitive position. We cannot assure you that our competitors will not independently develop or patent substantially equivalent or superior technologies.

     Although we are not currently a party to any material litigation, the semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. We cannot assure you that any patent owned by us will not be invalidated, circumvented or challenged, that rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.

     As is typical in the semiconductor industry, we have from time to time received, and may in the future receive, communications from third parties asserting patents, maskwork rights, or copyrights on certain of our products and technologies. Although we are not currently a party to any material litigation, in the event a third party were to make a valid intellectual property claim and a license was not available on commercially reasonable terms, our operating results could suffer. Litigation, which could result in substantial cost to us and diversion of our resources, may also be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others. The failure to obtain necessary licenses or the occurrence of litigation relating to patent infringement or other intellectual property matters could harm our business and operating results. We cannot assure you that the steps taken by us to protect our intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products.

     OUR DOMESTIC AND INTERNATIONAL OPERATIONS ARE SUBJECT TO VARIOUS ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATIONS THAT MAY RESTRICT OUR OPERATIONS.

     Federal, state and local regulations impose various controls on the storage, handling, discharge and disposal of chemicals and gases used in quality and reliability tests of our products and on the facilities leased by us in the United States and Hong Kong. We no longer produce wafers in our Mountain View facility and believe that our past activities conformed to all environmental and land use regulations applicable to our operations. We cannot assure you that governmental regulations in the United States or Hong Kong will not in the future impose the need for additional capital equipment or other requirements upon us or restrict our ability to continue current or planned activities at our facilities. The adoption of an ordinance or measure that limits our testing or any failure by us to comply with applicable environmental and land use regulations in the United States or Hong Kong could subject us to future liability or could cause our manufacturing operations to be curtailed or suspended.

     In 1993, we acquired the semiconductor manufacturing operations of Teledyne previously conducted at our Mountain View, California facility. The semiconductor manufacturing operations conducted by Teledyne Components at the facility allegedly contaminated the soil and groundwater of the facility and the groundwater of properties located down-gradient of the facility. Although we were indemnified by Teledyne as part of the acquisition transaction against, among other things, any liabilities arising from any such contamination, we cannot assure you that claims will not be made against us or that such indemnification will be available or will provide meaningful protection at the time any such claim is brought. To the extent we become subject to a claim which is not covered by the indemnity from Teledyne or as to which Teledyne is unable to provide indemnification, our financial condition or operating results could suffer.

     WE MAY ENGAGE IN FUTURE ACQUISITIONS THAT DILUTE THE OWNERSHIP INTERESTS OF OUR STOCKHOLDERS AND CAUSE US TO INCUR DEBT AND ASSUME CONTINGENT LIABILITIES.

     As part of our business strategy, we expect to review acquisition prospects that would complement our current product offerings, enhance our design capability, or that may otherwise offer growth opportunities. While we have no current agreements or negotiations underway with respect to any acquisitions, we may acquire businesses, products or technologies in the future. In the event of future acquisitions, we could:

- use a significant portion of our available cash, including the cash proceeds from this offering;

- issue equity securities which would dilute current stockholders' percentage ownership;

- incur substantial debt; or

- assume contingent liabilities.

     Such actions by us could harm our operating results and/or the price of our common stock. Acquisitions also entail numerous risks, including:

- difficulties in the assimilation of acquired operations, technologies or products;

- unanticipated costs associated with the acquisition;

- diversion of management's attention from other business concerns;

- adverse effects on existing business relationships with customers; and

- potential loss of key employees of acquired organizations.

     We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, and our failure to do so could harm our business and operating results.

     OUR STOCK PRICE IS EXPECTED TO BE VOLATILE, WHICH COULD ADVERSELY AFFECT AN INVESTMENT IN OUR COMMON STOCK.

     The trading price of our common stock has been and is expected to be subject to wide fluctuations in response to:

- quarter-to-quarter variations in our operating results;

- announcements of new products, strategic relationships or acquisition by us or our competitors;

- increases or decreases in wafer supply;

- general conditions or cyclicality in the semiconductor industry or the end markets that we serve;

- governmental regulations, trade laws and import duties;

- litigation;

- new or revised earnings estimates;

- comments or recommendations issued by analysts who follow us, our competitors or the semiconductor industry;

- announcements of technological innovations by us or our competitors;

- additions or departures of senior management; and

- other events or factors many of which are beyond our control.

     In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may cause the market price of our common stock to decline.

     IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US DUE TO ANTITAKEOVER PROVISIONS.

     Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of preferred stock that may be issued in the future. While we have no present intention to issue shares of preferred stock, any issuance of these shares could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, such preferred stock may have other rights, including economic rights senior to the common stock, and, as a result, the issuance thereof could cause the market value of the common stock to decline. We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person first becomes an "interested stockholder," unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control. In November 1998, we implemented a plan to protect our stockholders' rights in the event of a proposed takeover of the company. This plan could have the effect of delaying or preventing a change in control unless the transaction was approved by our board of directors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not use derivative financial instruments in our investment portfolio. We place investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio. A 10% move in interest rates at December 31, 1999 would have an immaterial effect on our pre-tax earnings and the carrying value of our cash and cash equivalents over the next fiscal year.

     Certain of our sales, cost of manufacturing and marketing are transacted in local currencies. As a result, our international results of operations are subject to foreign exchange rate fluctuations. We do not currently hedge against foreign currency rate fluctuations. Gains and losses from such fluctuations have not been material to our consolidated results of operations. A 10% move in local currencies against the U.S. dollar as of December 31, 1999 would have an immaterial effect on our pretax earnings over the next fiscal year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   26
Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................   27
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1998 and 1999..........................   28
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1997, 1998
  and 1999..................................................   29
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1998 and 1999..........................   30
Notes to Consolidated Financial Statements..................   31

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of TelCom Semiconductor, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of TelCom Semiconductor, Inc. and its subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
January 20, 2000, except as to Note 13
which is as of February 1, 2000

                           TELCOM SEMICONDUCTOR, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                               1998        1999
                                                              -------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $14,059    $ 18,413
  Short term investments....................................       --       2,286
  Accounts receivable, less allowance for doubtful accounts
     of $195 and $195.......................................    6,944       8,314
  Inventories...............................................    6,377       5,863
  Deferred income taxes.....................................    1,099          88
  Other current assets......................................      799       1,186
                                                              -------    --------
  Total current assets......................................   29,278      36,150
Property and equipment, net.................................   10,388       6,791
Other assets................................................    1,500       3,000
                                                              -------    --------
                                                              $41,166    $ 45,941
                                                              =======    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable..........................  $ 1,886    $     --
  Accounts payable..........................................    3,247       2,889
  Accrued liabilities.......................................    2,982       1,832
  Deferred distributor income...............................    1,484       1,635
  Income taxes payable......................................    2,571         603
                                                              -------    --------
  Total current liabilities.................................   12,170       6,959
Notes payable and other long term obligations, net of
  current portion...........................................    2,678          --
Deferred income taxes.......................................      400         400
                                                              -------    --------
  Total liabilities.........................................   15,248       7,359
                                                              -------    --------
Commitments and contingencies (Note 10)
Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000,000 shares
     authorized; none issued or outstanding.................       --          --
  Common stock, $0.001 par value; 30,000,000 shares
     authorized; 16,859,214 and 17,434,407 shares issued and
     14,557,214 and 14,315,107 shares outstanding...........       17          17
  Additional paid-in capital................................   35,355      38,644
  Treasury stock (2,302,000 and 3,119,300 shares at cost)...   (7,925)    (12,697)
  Accumulated other comprehensive income....................       --       1,018
  Retained earnings.........................................   (1,529)     11,600
                                                              -------    --------
  Total stockholders' equity................................   25,918      38,582
                                                              -------    --------
                                                              $41,166    $ 45,941
                                                              =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           TELCOM SEMICONDUCTOR, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1998       1999
                                                              -------    -------    -------
Net sales...................................................  $55,435    $54,263    $57,322
Cost of sales...............................................   31,175     34,896     31,626
                                                              -------    -------    -------
Gross profit................................................   24,260     19,367     25,696
                                                              -------    -------    -------
Operating expenses:
  Research and development..................................    5,455      5,588      6,794
  Selling, general and administrative.......................    9,530      9,496     10,007
  Loss on foundry investment................................    8,264         --         --
  Restructuring and other...................................       --      7,258        269
                                                              -------    -------    -------
  Total operating expenses..................................   23,249     22,342     17,070
                                                              -------    -------    -------
Income (loss) from operations...............................    1,011     (2,975)     8,626
Interest income.............................................      959        845        584
Interest expense............................................   (1,247)      (459)      (199)
Gain on sale of investment..................................       --         --      5,819
                                                              -------    -------    -------
Income (loss) before income taxes...........................      723     (2,589)    14,830
Provision for income taxes..................................    2,427        958      1,701
                                                              -------    -------    -------
Net income (loss)...........................................  $(1,704)   $(3,547)   $13,129
                                                              =======    =======    =======
Per share data:
  Net income (loss)
     Basic..................................................  $ (0.11)   $ (0.22)   $  0.92
                                                              =======    =======    =======
     Diluted................................................  $ (0.11)   $ (0.22)   $  0.84
                                                              =======    =======    =======
Number of shares used to compute per share data:
     Basic..................................................   16,184     15,933     14,302
                                                              =======    =======    =======
     Diluted................................................   16,184     15,933     15,676
                                                              =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           TELCOM SEMICONDUCTOR, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                           ACCUMULATED
                                 COMMON STOCK     ADDITIONAL                  OTHER                      TOTAL
                                ---------------    PAID-IN     TREASURY   COMPREHENSIVE   RETAINED   STOCKHOLDERS'
                                SHARES   AMOUNT    CAPITAL      STOCK        INCOME       EARNINGS      EQUITY
                                ------   ------   ----------   --------   -------------   --------   -------------
Balance at December 31,
  1996........................  15,706    $16      $33,188     $     --      $   --       $ 3,722       $36,926
Sale of common stock..........     712     --        1,190           --          --            --         1,190
Repurchase of common stock....      --     --           --           --          --            --            --
Payment on notes receivable
  from stockholders...........      --     --            9           --                        --             9
Net loss......................      --     --           --           --          --        (1,704)           --
Comprehensive loss............      --     --           --           --          --            --        (1,704)
                                ------    ---      -------     --------      ------       -------       -------
Balance at December 31,
  1997........................  16,418     16       34,387           --          --         2,018        36,421
Sale of common stock..........     441      1          968           --          --            --           969
Repurchase of common stock....      --     --           --       (7,925)         --            --        (7,925)
Net loss......................      --     --           --           --          --        (3,547)           --
Comprehensive loss............      --     --           --           --          --            --        (3,547)
                                ------    ---      -------     --------      ------       -------       -------
Balance at December 31,
  1998........................  16,859     17       35,355       (7,925)         --        (1,529)      $25,918
Sale of common stock..........     575     --        1,953           --          --            --         1,953
Repurchase of common stock....      --     --           --       (4,772)         --            --        (4,772)
Tax benefit from stock
  options.....................      --     --        1,336           --          --            --         1,336
Unrealized gain on short term
  investment (net of deferred
  taxes of $679)..............      --     --           --           --       1,018            --            --
Net income....................      --     --           --           --          --        13,129            --
Comprehensive income..........      --     --           --           --          --            --        14,147
                                ------    ---      -------     --------      ------       -------       -------
Balance at December 31,
  1999........................  17,434    $17      $38,644     $(12,697)     $1,018       $11,600       $38,582
                                ======    ===      =======     ========      ======       =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           TELCOM SEMICONDUCTOR, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------    -------    -------
Cash flows from operating activities:
  Net income (loss).........................................  $ (1,704)   $(3,547)   $13,129
  Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
     Loss on foundry investment.............................     8,264         --         --
     Gain on sale of investment.............................        --         --     (5,819)
     Restructuring and other................................        --      7,258         --
     Depreciation and amortization..........................     4,113      5,247      2,701
     Deferred income taxes..................................        77       (776)       332
     Changes in assets and liabilities:
       Accounts receivable..................................    (2,164)       508     (1,370)
       Inventories..........................................    (1,799)     1,912        514
       Income taxes receivable..............................     1,430         --         --
       Other current assets.................................      (393)       (48)      (387)
       Accounts payable.....................................     1,419       (214)      (358)
       Accrued liabilities..................................       454       (543)    (1,021)
       Deferred distributor income..........................       352         55        151
       Income taxes payable.................................     1,805          5       (632)
                                                              --------    -------    -------
Net cash provided by operating activities...................    11,854      9,857      7,240
                                                              --------    -------    -------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (7,574)    (5,816)    (1,612)
  Net proceeds from sale of equipment.......................        --         --      1,511
  Investment in Silicon Aquarius Incorporated ..............        --         --     (3,000)
  Investment in IC WORKS, Inc...............................    (1,500)        --         --
  Net proceeds from sale of equipment at IC WORKS, Inc......     5,099         --         --
  Sales of short term investments...........................     2,733      2,469      6,730
                                                              --------    -------    -------
Net cash provided (used for) investing activities...........    (1,242)    (3,347)     3,629
                                                              --------    -------    -------
Cash flow from financing activities:
  Proceeds from sale of common stock........................     1,190        969      1,953
  Payment on notes receivable from stockholders.............         9         --         --
  Repurchase of common stock................................        --     (7,925)    (4,772)
  Proceeds from issuance of notes payable...................     3,333         --         --
  Principal payments on notes payable.......................   (10,795)    (2,605)    (3,696)
                                                              --------    -------    -------
Net cash used for financing activities......................    (6,263)    (9,561)    (6,515)
                                                              --------    -------    -------
Net increase (decrease) in cash and cash equivalents........     4,349     (3,051)     4,354
Cash and cash equivalents at the beginning of period........    12,761     17,110     14,059
                                                              --------    -------    -------
Cash and cash equivalents at the end of period..............  $ 17,110    $14,059    $18,413
                                                              ========    =======    =======
Cash paid during the year for:
  Interest..................................................  $  1,247    $   459    $   199
  Income taxes paid (received), net.........................      (885)     1,807      2,102

  The accompanying notes are an integral part of these consolidated financial statements.

                           TELCOM SEMICONDUCTOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1 -- THE COMPANY AND BASIS OF PRESENTATION:

     TelCom Semiconductor, Inc. ("TelCom" or the "Company") designs, develops and markets a diversified portfolio of high performance analog integrated circuits for use in a wide variety of electronic systems. The Company was organized in Delaware in June 1993 and began operations in December 1993 after the management-led buyout of the semiconductor operations of Teledyne, Inc. The Company has operations in the United States, Hong Kong and Germany. The Company operates and reports financial results on a 52-53 week fiscal year. During 1997, the Company changed its fiscal year end from the last Friday of December to the Friday closest to the last day of December. Fiscal year 1997 is a 53 week year ended on January 2, 1998. Fiscal 1998 and 1999 are 52 week years ended on January 1, 1999 and December 31, 1999, respectively. For convenience, the Company presents its fiscal years as ending on December 31.

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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

SALES TO SIGNIFICANT CUSTOMERS

     Sales to one customer represented 30%, 35% and 34% of the Company's net sales for the years ended December 31, 1997, 1998 and 1999, respectively. Sales to another customer represented 10%, 11% and 12% of the Company's net sales for the years ended December 31, 1997, 1998 and 1999, respectively.

CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market funds. Short term investments consist of a common stock investment in Cypress Semiconductor, Inc. The Company categorizes its short-term investments as "available for sale" and the investments are reported at fair market value. The fair value of the Company's investments was determined based on quoted market prices at the reporting date for those instruments.

FOREIGN CURRENCY TRANSLATION

     The functional currency of the Company's foreign entities is the U.S. dollar; however, certain of the Company's costs and expenses are paid in currencies other than the U.S. dollar. The Company does not currently hedge against foreign currency exchange rate fluctuations and gains and losses arising from the

                           TELCOM SEMICONDUCTOR, INC.

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

translation of foreign currency balances and transactions are included in consolidated results of operations. Gains and losses from such fluctuations have not been material to the Company's consolidated results of operations.

INVENTORIES

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

LONG-LIVED ASSETS

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the impairment of long-lived assets based upon the estimated future undiscounted cash flows from these assets.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of trade accounts receivable. The Company sells its integrated circuits to customers throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for uncollectable accounts receivable. The Company's write-offs of accounts receivable were not significant in 1997, 1998 and 1999. The Company's accounts receivable were concentrated with three customers at December 31, 1998 (representing 10%, 11% and 25% of aggregate receivables) and one customer at December 31, 1999 (representing 27% of aggregate receivables).

NET INCOME (LOSS) PER SHARE

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

                           TELCOM SEMICONDUCTOR, INC.

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations, (in thousands, except for per share data):

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1998       1999
                                                              -------    -------    -------
Net income (loss) attributable to common shareholders.......  $(1,704)   $(3,547)   $13,129
                                                              =======    =======    =======
Weighted average common shares outstanding (basic)..........   16,184     15,933     14,302
Effect of dilutive options..................................       --         --      1,374
                                                              -------    -------    -------
Weighted average common shares outstanding (diluted)........   16,184     15,933     15,676
                                                              =======    =======    =======
Net income (loss) per share:
  Basic.....................................................  $ (0.11)   $ (0.22)   $  0.92
                                                              =======    =======    =======
  Diluted...................................................  $ (0.11)   $ (0.22)   $  0.84
                                                              =======    =======    =======

     Due to the Company's net loss from continuing operations in 1997 and 1998, a calculation of EPS assuming dilution is not required. At December 31, 1997, there were 2,386,000 options and warrants outstanding to purchase common stock at a weighted average price of $4.40 per share. At December 31, 1998, there were 2,975,000 options outstanding to purchase common stock at a weighted average price of $3.65 per share. The securities have been excluded from the computation of dilutive EPS because the inclusion of such warrants and options would have been anti-dilutive.

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

COMPREHENSIVE INCOME

     In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for disclosure and financial statement display for reporting total comprehensive income and its individual components. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's comprehensive income includes net income and unrealized gains and losses on investments and is displayed in the statement of stockholders' equity.

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

                           TELCOM SEMICONDUCTOR, INC.

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ACCOUNTING FOR DERIVATIVES

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for accounting and reporting on derivative instruments for periods beginning after June 15, 2000 and early adoption is permitted. SFAS No. 133 requires that all derivative instruments be recognized in the balance sheet as either assets or liabilities and measured at fair value. Furthermore, SFAS No. 133 requires current recognition in earnings of changes in the fair value of derivative instruments depending on the intended use of the derivative and the resulting designation. The Company is currently evaluating the effects of the new standard and has not determined its method or timing of adopting SFAS No. 133 or the impact on its financial statements.

NOTE 3 -- BALANCE SHEET DETAILS:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1999
                                                              -------    -------
Inventories:
  Raw materials.............................................  $   108    $    17
  Work-in-process...........................................    4,331      4,490
  Finished goods............................................    1,938      1,356
                                                              -------    -------
                                                              $ 6,377    $ 5,863
                                                              =======    =======
Property and equipment:
  Equipment.................................................  $15,077    $12,844
  Carrying value of assets to be disposed of................    2,594        266
  Leasehold improvements....................................       81        123
                                                              -------    -------
                                                               17,752     13,233
  Accumulated depreciation..................................   (8,313)    (7,562)
                                                              -------    -------
                                                                9,439      5,671
  Construction in progress..................................      949      1,120
                                                              -------    -------
                                                              $10,388    $ 6,791
                                                              =======    =======
Accrued liabilities:
  Payroll and related.......................................  $ 2,074    $ 1,434
  Other.....................................................      908        398
                                                              -------    -------
                                                              $ 2,982    $ 1,832
                                                              =======    =======

NOTE 4 -- RESTRUCTURING AND OTHER CHARGES:

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

                           TELCOM SEMICONDUCTOR, INC.

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     A majority of the Company's new products that have been developed in the past years utilize sub-micron wafer technology and are currently fabricated by outside foundries. All other remaining wafers were fabricated in the Mountain View facility. In January 1999, the wafer fabrication facility was shut-down and the fabrication equipment is no longer in use and is being held for sale. By the end of the first quarter of 1999, all fabrication of wafers was transferred to third party foundries. The facility shutdown was a result of developments in the semiconductor industry, primarily the availability of low cost wafer fabrication capacity and the willingness of outside foundries to offer non-standard processes. Competitive designs use submicron technology which allows for more die per wafer than the five inch wafer fabrication used in the old Mountain View facility. The restructuring charge relating to the write down of the carrying value of the Company's fabrication equipment to its estimated fair value was $4,458. The cost and accumulated depreciation of the fabrication equipment prior to the write down was $13,027 and $6,330, respectively. The fair value of the fabrication equipment was estimated to be $2,239 and was recorded as "assets to be disposed of " The fair value of the fabrication equipment was based on third party estimates of fair value. Separately, during 1998 the Company recorded a one time charge relating to, amongst other items, the write-off of certain equipment in Mountain View, California. The fair value of the equipment was estimated to be $355 and is recorded as "assets to be disposed of ". During the first nine months of 1999, net proceeds for the sale of the equipment was $978. Due to the weakness in the market for used semiconductor equipment, the Company booked an additional charge in the period ending September 30, 1999 of $997. This additional charge and the net proceeds from the equipment sales in the fourth quarter of 1999 adjusts the carrying value of the remaining equipment to $266 at December 31, 1999. Given the continued oversupply in the used semiconductor equipment market, the Company is unable to predict the time needed to dispose of the assets classified as "assets to be disposed of ".

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

     The following table sets forth the Company's activity for the restructuring accrual and charges taken against the accrual and the remaining restructuring accrual balance at December 31, 1999:

                                                       RESTRUCTURING ACCRUAL
                                        ---------------------------------------------------
                                                        TWELVE MONTHS ENDED
                                          BALANCE        DECEMBER 31, 1999       BALANCE
                                        DECEMBER 31,    -------------------    DECEMBER 31,
                                            1998        EXPENSE    UTILIZED        1999
                                        ------------    -------    --------    ------------
Idle facility charge..................     $1,406       $(1,047)   $  (257)        $102
Employee severance and other..........        651           319       (927)          43
                                           ------       -------    -------         ----
                                           $2,057       $  (728)   $(1,184)        $145
                                           ======       =======    =======         ====

NOTE 5 -- GAIN ON SALE OF INVESTMENT:

     At the end of the quarter ended March 31, 1999, the Company recognized a gain of $5,006 on the sale of its investment in IC WORKS. IC WORKS was purchased by Cypress Semiconductor, Inc., a publicly held

                           TELCOM SEMICONDUCTOR, INC.

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

company and, as part of the purchase agreement between IC WORKS and Cypress Semiconductor, the Company's preferred shares, with a book value of $1,500, were exchanged for common shares of Cypress Semiconductor with a fair market value of $6,506. As part of the agreement, ten percent of the common shares received by the Company are held in escrow pending final closure of the purchase of IC WORKS by Cypress Semiconductor or one year from the date of purchase. During the quarter ended June 30, 1999, the company sold all of the shares it held, except the shares held in escrow, for $6,730 and recognized an additional gain on the sale of $813 representing the increase in the fair value between the date the shares were received and the date the shares were sold. The value of the shares held in escrow at December 31, 1999 is $2,286 and is presented as short term investments. These shares are accounted for as an available for sale security in accordance with FAS 115.

NOTE 6 -- INVESTMENT IN SAI:

     On October 7, 1999, the Company entered into a Common Stock Agreement and a Stockholder Purchase Agreement with Silicon Aquarius Incorporated (SAI). In accordance with the Common Stock Agreement the Company purchased 1.3 million shares of common stock of SAI, representing an 18.67% ownership interest in SAI, for $3.0 million. In addition, the Common Stock Agreement provides the Company with an option to purchase an additional 1.7 million shares for $4.0 million on or before October 7, 2000. The Stockholder Purchase Agreement gives the Company an option to purchase the remaining outstanding shares from the major stockholders of SAI on or before November 30, 2001 at the then fair market value of SAI's stock. Notwithstanding this determination, the fair market value shall not be less than $3.34 or greater than $9.00 per share. The Company accounts for this investment on the equity method with a 90-day lag in recording the Company's share of results for the entity.

NOTE 7 -- INCOME TAXES:

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

     The components of income (loss) before income taxes were as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 1997       1998       1999
                                                -------    -------    -------
U.S. .........................................  $(1,414)   $(3,424)   $11,879
Foreign.......................................    2,137        835      2,951
                                                -------    -------    -------
Income before taxes...........................  $   723    $(2,589)   $14,830
                                                =======    =======    =======

                           TELCOM SEMICONDUCTOR, INC.

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The components of the provision for income taxes were as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1997      1998      1999
                                                           ------    ------    ------
Current:
  U.S....................................................  $1,253    $  993    $  486
  Foreign................................................     590       543       667
  State..................................................     507       198       216
                                                           ------    ------    ------
                                                            2,350     1,734     1,369
                                                           ------    ------    ------
Deferred:
  U.S....................................................      77      (776)      332
                                                           ------    ------    ------
  Provision for income taxes.............................  $2,427    $  958    $1,701
                                                           ======    ======    ======

     The components of deferred taxes are as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1999
                                                              -------    -------
Reserves and other non-deductible expenses..................  $ 3,561    $   102
Research and development credit carryforwards...............      871        877
Deferred distributor income.................................      594        654
Property and equipment......................................      114         34
                                                              -------    -------
  Gross deferral tax assets.................................    5,140      1,667
                                                              -------    -------
Unremitted earnings of foreign subsidiaries.................     (400)      (400)
Unrealized gain on short term investment....................       --       (679)
                                                              -------    -------
  Gross deferred tax liabilities............................     (400)    (1,079)
                                                              -------    -------
Deferred tax asset valuation allowance......................   (4,041)      (900)
                                                              -------    -------
                                                              $   699    $  (312)
                                                              =======    =======

     Due to the uncertainty of the realization of a portion of deferred tax assets, the Company has provided a valuation allowance on these assets to the extent there is no current realization at December 31, 1998 and 1999. Upon recognition of the Company's deferred tax assets, approximately $900 will be credited directly to equity as a result of previous exercises of non qualified stock options and disqualifying dispositions of incentive stock options.

     The provision for income taxes differs from the amount computed by applying the U.S. statutory federal rate to income before taxes as a result of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1997      1998      1999
                                                          ------    ------    -------
Tax at statutory rate...................................  $  253    $ (906)   $ 5,191
Differential in rates on earnings of foreign
  operations............................................    (158)     (196)      (336)
State taxes.............................................     507       129        130
Loss on foundry investment..............................   1,050        --         --
Change in valuation allowance...........................     688     1,969     (3,141)
Research and development credits........................      --       (56)      (154)
Other...................................................      87        18         11
                                                          ------    ------    -------
                                                          $2,427    $  958    $ 1,701
                                                          ======    ======    =======

                           TELCOM SEMICONDUCTOR, INC.

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 8 -- PREFERRED STOCK:

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

NOTE 9 -- COMMON STOCK:

TREASURY STOCK

     In July 1998, the Company's Board of Directors approved a plan to repurchase an aggregate of up to 2 million shares of common stock. In October 1998, the Company's Board of Directors approved a plan to repurchase an additional 2 million shares of common stock, for a total repurchase of up to 4 million shares. At December 31, 1999, a total of 3.1 million shares have been repurchased by the Company at an aggregate cost of $12,697 at an average price of $4.07 per share.

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

EMPLOYEE STOCK OPTION PLAN

     In February 1994, the Company adopted its 1994 Stock Option Plan (the "Option Plan") which provides for the granting of incentive stock options and nonstatutory stock options to officers, employees and consultants of the Company. Incentive stock options are granted at an amount not less than 100% of the fair market value of the stock on the grant date. During 1997, the Board of Directors and shareholders approved an increase to the number of shares that may be issued under the plan from 2,800,000 shares to 3,300,000 shares. During 1998, the Board of Directors and shareholders approved an increase to the number of shares that may be issued under the plan from 3,300,000 shares to 4,300,000 shares. During 1999, the Board of Directors and shareholders approved an increase to the number of shares that may be issued under the plan from 4,300,000 shares to 5,300,000 shares. In January 1996, the Board of Directors approved an option exchange program whereby certain employees were able to exchange their existing options to purchase an aggregate of

                           TELCOM SEMICONDUCTOR, INC.

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

418,500 shares of Common Stock at exercise prices ranging from $6.00 to $8.75 for new options to purchase an aggregate of 418,500 shares at $4.87 per share. In June 1998, the Board of Directors approved an option exchange program whereby certain employees were able to exchange their existing options to purchase an aggregate of 934,243 shares of Common Stock at exercise prices ranging from $7.88 to $15.94 for new options to purchase an aggregate of 934,243 shares at $4.31 per share. Generally all employees exchanged their existing options for new options. Options generally vest over a four year period. Option terms may not exceed ten years from the date of grant and unexercised options expire upon termination of employment. The weighted average fair value of options granted during 1997, 1998, 1999 was $3.78, $2.50 and $5.26, respectively.

DIRECTOR STOCK OPTION PLAN

     During 1996, the Company adopted and approved the Company's 1996 Director Stock Option Plan (the "Director Plan") with 100,000 shares of Common Stock reserved for issuance thereunder. Under the Director Plan, each non-employee director who joins the Board will automatically be granted a non-statutory option to purchase 12,000 shares of Common Stock on the date upon which such person first becomes a director. In addition, each non-employee director will automatically receive a non-statutory option to purchase 3,000 shares of Common Stock upon such director's annual re-election to the Board, provided the director has been a member of the Board for at least six months upon the date of reelection. The exercise price of each option granted under the Director Plan must be equal to the fair market value of the Common Stock on the date of the grant. The 12,000 share grant vests at the rate of twenty-five percent (25%) of the option shares upon the first anniversary of the date of grant and as to twenty-five (25%) of the shares each year thereafter and the 3,000 share grant vests monthly over a twelve (12) month period. Options granted under the Director Plan have a term of ten years unless terminated sooner, whether upon termination of the optionee's status as a director or otherwise pursuant to the Director Plan. The weighted average fair values of the options granted during 1997, 1998 and 1999 was $3.22, $7.14 and $3.10 per share, respectively. The Board believes that the Director Plan is necessary to attract and retain highly qualified individuals to serve as non-employee members of the Board of Directors.

                           TELCOM SEMICONDUCTOR, INC.

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The Option Plan and the Directors Plan activity is summarized as follows:

                                                                OPTIONS OUTSTANDING
                                                SHARES      ----------------------------
                                              AVAILABLE                       PRICE
                                              FOR GRANT       SHARES        PER SHARE
                                              ----------    ----------    --------------
Balance at December 31, 1996................     469,233     2,145,050    $0.10 - $ 6.38
Increase in authorized shares...............     500,000            --
Options granted.............................  (1,008,743)    1,008,743    $4.25 - $15.94
Options exercised...........................          --      (327,140)   $0.10 - $ 4.94
Options canceled............................     474,315      (474,315)   $0.10 - $13.25
                                              ----------    ----------

Balance at December 31, 1997................     434,805     2,352,338
Increase in authorized shares...............   1,000,000            --
Options granted.............................  (2,428,243)    2,428,243    $2.94 - $10.38
Options exercised...........................          --      (290,762)   $0.10 - $ 6.38
Options canceled............................   1,481,748    (1,481,748)   $0.10 - $15.94
                                              ----------    ----------

Balance at December 31, 1998................     488,310     3,008,071
Increase in authorized shares...............   1,000,000            --
Options granted.............................  (1,039,600)    1,039,600    $4.56 - $16.69
Options exercised...........................          --      (446,878)   $0.10 - $ 8.56
Options canceled............................     494,678      (494,678)   $0.10 - $ 9.63
                                              ----------    ----------
Balance at December 31, 1999................     943,388     3,106,115
                                              ==========    ==========

     Information relating to stock options outstanding under the Option Plan and Director Plan at December 31, 1999 is as follows:

                                                                  OPTIONS OUTSTANDING
                                                                       WEIGHTED
                                                                        AVERAGE             WEIGHTED
                                                     NUMBER            REMAINING            AVERAGE
                                                   OUTSTANDING     CONTRACTUAL LIFE      EXERCISE PRICE
                                                   -----------    -------------------    --------------
Range of exercise prices:
$ 0.10 - $ 0.30..................................     147,863          4.5 years             $ 0.15
$ 1.50...........................................     143,680          5.3 years             $ 1.50
$ 2.94 - $ 4.38..................................   1,445,955          8.3 years             $ 3.89
$ 4.56 - $ 6.38..................................     943,660          8.3 years             $ 5.01
$ 7.88 - $10.75..................................     169,457          9.4 years             $10.16
$12.44 - $16.69..................................     255,500          9.6 years             $13.12
                                                    ---------
                                                    3,106,115          8.1 years             $ 5.00
                                                    =========

                           TELCOM SEMICONDUCTOR, INC.

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   OPTIONS EXERCISABLE
                                                              -----------------------------
                                                                                WEIGHTED
                                                                NUMBER          AVERAGE
                                                              EXERCISABLE    EXERCISE PRICE
                                                              -----------    --------------
Range of exercise prices:
  $0.10 - $ 0.30............................................     147,863         $0.15
  $1.50.....................................................     143,680         $1.50
  $2.94 - $ 4.38............................................     572,659         $3.97
  $4.56 - $ 6.38............................................     291,107         $4.93
  $7.88 - $10.75............................................      23,459         $8.26
                                                               ---------
                                                               1,178,768         $3.46
                                                               =========

     The fair value of each option is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during 1997, 1998 and 1999: annual dividend yield of 0.0% for all periods; risk-free annual interest rates of 5.87% to 6.67% for options granted during the year ended December 31, 1997, 4.25% to 5.62% for options granted during the year ended December 31, 1998 and 4.72% to 6.02% for options granted in the year ended December 31, 1999; a weighted average expected option term of five years for all periods; and an expected volatility factor of 60% for 1997, 72% for 1998 and 81% for 1999.

EMPLOYEE STOCK PURCHASE PLAN

     In May 1995, the Company adopted its 1995 Employee Stock Purchase Plan ("Purchase Plan"). Under the Purchase Plan, an eligible employee may purchase shares of Common Stock from the Company through payroll deductions of up to 10% of their base compensation plus commissions, at a price per share equal to 85% of the fair market value as of the first day or the last day, whichever is lower, of each six-month offering period under the Purchase Plan. An employee can purchase at the lowest offering period's purchase price going back for up to two years of participation. The offering periods commence on July 1 and January 1 of each year. The Company has reserved 200,000 shares of Common Stock for issuance under the Purchase Plan. During 1996, the Purchase Plan was amended to increase the shares reserved for issuance by 200,000 shares, bringing the total number of shares issuable under the Purchase Plan to 400,000. During 1998, the Purchase Plan was amended to increase the shares reserved for issuance by 500,000 shares, bringing the total number of shares issuable under the Purchase Plan to 900,000. At December 31, 1999, 480,720 shares of Common Stock had been issued under the Purchase Plan, and 419,280 shares remained available for future issuance under the Purchase Plan.

     The fair value of each stock award is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during 1997, 1998 and 1999: annual dividend yield of 0.0% for all periods; risk-free annual interest rates of 5.49% to 5.66% for stock awards granted during the year ended December 31, 1997, 5.27% to 5.79% for stock awards granted during the year ended December 31, 1998 and 4.51% and 4.88% for stock swards granted during the year ended December 31, 1999; a weighted average expected stock award term of six months for all periods; and an expected volatility factor of 60% for 1997, 72% for 1998 and 81% for 1999.

FAIR VALUE DISCLOSURES

     Had compensation cost for the Company's stock option and stock purchase plans been determined based on the fair value of the options at the grant dates using the Black-Scholes model as provided by FAS 123, the

                           TELCOM SEMICONDUCTOR, INC.

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Company's net income (loss) and net income (loss) per share for the years ended December 31, 1997, 1998 and 1999 would have been as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1998       1999
                                                              -------    -------    -------
Net income (loss):
  As reported...............................................  $(1,704)   $(3,547)   $13,129
  Pro forma.................................................  $(3,022)   $(5,219)   $10,289
Net income (loss) per share:
  As reported
     Basic..................................................  $ (0.11)   $ (0.22)   $  0.92
     Diluted................................................  $ (0.11)   $ (0.22)   $  0.84
  Pro forma
     Basic..................................................  $ (0.19)   $ (0.33)   $  0.72
     Diluted................................................  $ (0.19)   $ (0.33)   $  0.66

     The pro forma amounts reflect compensation expenses related to 1996, 1997, 1998 and 1999 employee and director option grants and employee stock purchase plan awards only. In future years, the annual compensation expense will increase due to the expense associated with future grants.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES:

     The Company occupies its present principal facilities under non-cancelable operating leases expiring May 2003 and July 2000. The Company is required to pay taxes, insurance and maintenance expenses.

     Future minimum lease payments under non-cancelable leases at December 31, 1999 are as follows (amounts include payments accrued for idle facility charges; see Note 4):

                  YEAR ENDING DECEMBER 31,
                  ------------------------
     2000...................................................  $1,157
     2001...................................................     708
     2002...................................................     708
     2003...................................................     295
                                                              ------
     Minimum lease payments.................................  $2,868
                                                              ======

     Rent expense for the years ended December 31, 1997, 1998 and 1999 was $767, $867 and $1,460, respectively.

                           TELCOM SEMICONDUCTOR, INC.

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 11 -- SEGMENT INFORMATION:

     The Company operates in one industry segment comprising the design, development, manufacture and sale of integrated circuits. The following is a summary of the Company's operations:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1997       1998       1999
                                                        -------    -------    -------
Sales to third-party customers located in:
  United States.......................................  $19,420    $19,035    $17,302
  Asia................................................   18,367     18,373     23,436
  Germany.............................................    6,288      6,102      4,824
  United Kingdom......................................    7,872      7,431      9,148
  Other Europe........................................    3,488      3,322      2,612
                                                        -------    -------    -------
                                                        $55,435    $54,263    $57,322
                                                        =======    =======    =======

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1999
                                                              -------    -------
Identifiable assets:
  United States.............................................  $26,300    $26,052
  Hong Kong.................................................   14,074     18,991
  Europe....................................................      792        898
                                                              -------    -------
                                                              $41,166    $45,941
                                                              =======    =======

NOTE 12 -- LOSS ON FOUNDRY INVESTMENT:

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

NOTE 13 -- SUBSEQUENT EVENT:

     On February 1, 2000, the Company invested $1.6 million for approximately a 4% equity interest in Central Semiconductor Holdings Company Limited which owns 100% of Central Semiconductor Manufacturing Company Limited (CSMC). CSMC is one of the foundries used by the Company to manufacture the Company's products.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 13, 2000, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

14(a) EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
-------                          -----------------------
 3.1+          Restated Certificate of Incorporation of Registrant.
 3.2+          Bylaws of Registrant.
 3.3+          Certificate of Ownership and Merger merging TelCom
               Semiconductor, Inc., a California Corporation, with and into
               TelCom Semiconductor, Inc., a Delaware Corporation.
10.1+          Form of Indemnification Agreement for Executive Officers and
               Directors.
10.2+*         1994 Stock Option Plan and form of Stock Option Agreement.
10.3+*         Employee Stock Purchase Plan and form of Subscription
               Agreement.
10.4+          Investor Rights Agreement dated as of December 20, 1993 by and among the Registrant and certain investors, including
               amendments thereto.
10.5+          Authorized Distributor Agreement between Future Electronics,
               Inc. and the Registrant.
10.6+          1995 Distributor/Sales Representative Warrant Plan.
10.7++         Tenancy Agreements dated July 28, 1997 related to a portion of the premises located at the Jing Wah Building No. 10 Sam
               Chuk Street, Hong Kong.
10.8+++*       Director Option Plan.
10.9++++*      Executive Retention Agreement -- Phil Drayer.
10.10++++*     Executive Retention Agreement -- Robert Gargus.
10.11++++*     Executive Retention Agreement -- Other Executive Officers.
10.12+++++     Lease Agreement dated August 16, 1999 related to premises
               located at 1300 Terra Bella Avenue, Mountain View,
               California.
21.1+          List of subsidiaries.
23.1           Consent of PricewaterhouseCoopers LLP, Independent
               Accountants.
27.1           Financial Data Schedule.

---------------
     + Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (file no. 33-93840-LA), as amended, filed on June 22, 1995.

   ++ Incorporated by reference from the Registrant's Quarterly Report on Form
      10-Q for the period ended June 30, 1997.

  +++ Incorporated by reference from the Registrant's Registration Statement on Form S8 (file no. 333-31433), as amended, filed on June 22, 1995.

 ++++ Incorporated by reference from the Registrant's Annual Report on Form 10-K for the period ended December 31, 1998.

+++++ Incorporated by reference from the Registrant's Quarterly Report on Form
      10-Q for the period ended September 30, 1999.

       * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

14(b) REPORTS ON FORM 8-K: None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on February 29, 2000.

                                          TELCOM SEMICONDUCTOR, INC.

                                          By:     /s/ PHILLIP M. DRAYER
                                            ------------------------------------
                                                     Phillip M. Drayer
                                                  Chief Executive Officer

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

     In accordance with the Exchange Act, this report has been signed below on February 29, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

                 SIGNATURE                                         TITLE
                 ---------                                         -----

           /s/ PHILLIP M. DRAYER                Chief Executive Officer (Principal Executive
--------------------------------------------               Officer) and Director
             Phillip M. Drayer

            /s/ ROBERT G. GARGUS                   President and Chief Financial Officer
--------------------------------------------     (Principal Financial Officer) and Director
              Robert G. Gargus

            /s/ KENNETH J. ROSE                    Chief Accounting Officer and Corporate
--------------------------------------------     Controller (Principal Accounting Officer)
              Kenneth J. Rose

            /s/ DONALD E. FOWLER                                  Director
--------------------------------------------
              Donald E. Fowler

               /s/ FRANK GILL                                     Director
--------------------------------------------
                 Frank Gill

            /s/ T. PETER THOMAS                                   Director
--------------------------------------------
              T. Peter Thomas

                           TELCOM SEMICONDUCTOR, INC.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
-------                          -----------------------
 3.1+          Restated Certificate of Incorporation of Registrant.
 3.2+          Bylaws of Registrant.
 3.3+          Certificate of Ownership and Merger merging TelCom
               Semiconductor, Inc., a California Corporation, with and into
               TelCom Semiconductor, Inc., a Delaware corporation.
10.1+          Form of Indemnification Agreement for Executive Officers and
               Directors.
10.2+*         1994 Stock Option Plan and form of Stock Option Agreement.
10.3+*         Employee Stock Purchase Plan and form of Subscription
               Agreement.
10.4+          Investor Rights Agreement dated as of December 20, 1993 by and among the Registrant and certain investors, including
               amendments thereto.
10.5+          Authorized Distributor Agreement between Future Electronics,
               Inc. and the Registrant.
10.6+          1995 Distributor/Sales Representative Warrant Plan.
10.7++         Tenancy Agreements dated July 28, 1997 related to a portion of the premises located at the Jing Wah Building No. 10 Sam
               Chuk Street, Hong Kong.
10.8+++*       Director Option Plan.
10.9++++*      Executive Retention Agreement -- Phil Drayer.
10.10++++*     Executive Retention Agreement -- Robert Gargus.
10.11++++*     Executive Retention Agreement -- Other Executive Officers.
10.12+++++     Lease Agreement dated August 16, 1999 related to premises
               located at 1300 Terra Bella Avenue, Mountain View,
               California.
21.1+          List of subsidiaries.
23.1           Consent of PricewaterhouseCoopers LLP, Independent
               Accountants.
27.1           Financial Data Schedule.

---------------
     + Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (file no. 33-93840-LA), as amended, filed on June 22, 1995.

   ++ Incorporated by reference from the Registrant's Quarterly Report on Form
      10-Q for the period ended June 30, 1997.

  +++ Incorporated by reference from the Registrant's Registration Statement on Form S8 (file no. 333-31433), as amended, filed on June 22, 1995.

 ++++ Incorporated by reference from the Registrant's Annual Report on Form 10-K for the period ended December 31, 1998.

+++++ Incorporated by reference from the Registrant's Quarterly Report on Form
      10-Q for the period ended September 30, 1999.

       * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.