Form 10-Q
period 2000-03-31
TELCOM SEMICONDUCTOR INC
filed 2000-05-10
CIK 917415

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from           to
                                                -----------   -----------

                        COMMISSION FILE NUMBER: 0-26312


                           TELCOM SEMICONDUCTOR, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                              94-3186995
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

                                 Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock as of May 5, 2000 was 18,061,529.

================================================================================

                           TELCOM SEMICONDUCTOR, INC.



                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000


                                      INDEX


                                                                                         PAGE
                                                                                          NO.
Part I. Financial Information

        Item 1. Financial Statements

               Condensed Consolidated Statements of Operations                             3

               Condensed Consolidated Balance Sheets                                       4

               Condensed Consolidated Statements of Cash Flows                             5

               Notes To Condensed Consolidated Financial Statements                      6-11


        Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                          12-19

Part II. Other Information

        Item 6. Exhibits and Reports on Form 8-K                                           20


Signatures                                                                                 21

PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

                           TELCOM SEMICONDUCTOR, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                        Three Months Ended
                                                      ------------------------
                                                      Mar. 31,        Mar. 31,
                                                        2000            1999
                                                      ---------      ---------
Net sales                                             $  17,202      $  12,808

Cost of sales                                             8,719          7,775
                                                      ---------      ---------

Gross profit                                              8,483          5,033
                                                      ---------      ---------

Operating expenses:
    Research and development                              2,377          1,787
    Selling, general and administrative                   2,616          2,252
    Restructuring & other                                    --            269
                                                      ---------      ---------

          Total operating expenses                        4,993          4,308
                                                      ---------      ---------

Income from operations                                    3,490            725
Interest income, net                                        297             68
Gain on sale of investment                                1,664          5,006
                                                      ---------      ---------

Income before income taxes                                5,451          5,799

Provision for income taxes                                1,537          1,017
                                                      ---------      ---------

Income before equity in net loss of SAI                   3,914          4,782

Equity in net loss of SAI                                   236             --
                                                      ---------      ---------

Net income                                            $   3,678      $   4,782
                                                      =========      =========

Per share data:
    Net income
           Basic                                      $    0.24      $    0.33
                                                      =========      =========
           Diluted                                    $    0.21      $    0.32
                                                      =========      =========

Number of shares used to compute per share data:
           Basic                                         15,015         14,514
                                                      =========      =========
           Diluted                                       17,276         15,147
                                                      =========      =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TELCOM SEMICONDUCTOR, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                Mar. 31,         Dec. 31,
                                                   2000           1999
                                                ---------       ---------
ASSETS
Current assets:
    Cash and cash equivalents                   $ 104,795       $  18,413
    Short term investments                          1,500           2,286
    Accounts receivable                             9,750           8,314
    Inventory                                       6,964           5,863
    Deferred income taxes                             269              88
    Other current assets                            1,045           1,186
                                                ---------       ---------
        Total current assets                      124,323          36,150

Property and equipment, net                         6,477           6,791
Other assets                                        4,207           3,000
                                                ---------       ---------

                                                $ 135,007       $  45,941
                                                =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                            $   4,513       $   2,889
    Accrued liabilities                             1,926           1,832
    Deferred distributor income                     1,410           1,635
    Income taxes payable                            4,100             603
                                                ---------       ---------
        Total current liabilities                  11,949           6,959

Deferred income taxes                                 243             400
                                                ---------       ---------

        Total liabilities                          12,192           7,359
                                                ---------       ---------

Stockholders' equity:
    Common stock                                       21              17
    Additional paid-in capital                    119,466          38,644
    Treasury stock                                (12,697)        (12,697)
    Accumulated other comprehensive income            747           1,018
    Retained earnings                              15,278          11,600
                                                ---------       ---------
        Total stockholders' equity                122,815          38,582
                                                ---------       ---------

                                                $ 135,007       $  45,941
                                                =========       =========



The accompanying notes are an integral part of these condensed consolidated financial statements.
                                       4

                           TELCOM SEMICONDUCTOR, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                       Three Months Ended
                                                    -------------------------
                                                             Mar. 31,
                                                    -------------------------
                                                      2000            1999
                                                    ---------       ---------
Cash flows from operating activities:
Net income                                          $   3,678       $   4,782
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Pretax gain on sale of investment                (1,664)         (5,006)
      Equity in net loss of SAI                           236              --
      Depreciation and amortization                       598             757
      Changes in assets and liabilities:
           Accounts receivable                         (1,436)           (720)
           Inventory                                   (1,101)            707
           Other current assets                           141            (434)
           Accounts payable                             1,624             (45)
           Accrued liabilities                             94            (488)
           Deferred distributor income                   (225)             10
           Income taxes payable                         3,497             754
                                                    ---------       ---------
Net cash provided by operating activities               5,442             317
                                                    ---------       ---------

Cash flows from investing activities:
      Purchases of property and equipment                (585)            (91)
      Net proceeds from sale of equipment                 301             434
      Net proceeds from sale of investment              1,998              --
      Purchase of common stock of CSMC                 (1,600)             --
                                                    ---------       ---------
Net cash provided by (used for) investing                 114             343
activities
                                                    ---------       ---------

Cash flows from financing activities:
      Proceeds from sale of common stock               80,826             192
      Repurchase of common stock                           --          (2,473)
      Payments on notes payable                            --          (1,036)
                                                    ---------       ---------
Net cash provided by (used for) financing              80,826          (3,317)
activities
                                                    ---------       ---------

Net increase (decrease) in cash and cash               86,382          (2,657)
equivalents
Cash and cash equivalents at the beginning of          18,413          14,059
period
                                                    ---------       ---------

Cash and cash equivalents at the end of period      $ 104,795       $  11,402
                                                    =========       =========


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

        In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the December 31, 1999 financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein.

        This report on Form 10-Q for the period ended March 31, 2000 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

        NOTE 2. NET INCOME PER SHARE:

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

        Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below:


                                                            Three Months Ended
                                                         ------------------------
                                                          Mar. 31,       Mar. 31,
                                                            2000          1999
                                                         ---------      ---------
Net income  available to common shareholders             $   3,678      $   4,782
                                                         =========      =========

Weighted average common stock outstanding (basic)           15,015         14,514

Effect of dilutive options                                   2,261            633
                                                         ---------      ---------
Weighted average common stock outstanding (diluted)         17,276         15,147
                                                         =========      =========

Earnings per share:

Basic                                                    $    0.24      $    0.33
                                                         =========      =========

Diluted                                                  $    0.21      $    0.32
                                                         =========      =========


        Options to purchase 554,407 shares of common stock at a weighted average price of $5.46 per share were outstanding at March 31, 1999 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common stock during the period.


        NOTE 3. SALE OF COMMON STOCK:

        On March 27, 2000, the Company completed the sale of 3,378,500 shares of its common stock in an underwritten public offering. Aggregate net proceeds to the Company were $79.5 million, after deducting underwriting discounts and offering expenses.

        NOTE 4. BALANCE SHEET DETAILS:

                                                 Mar. 31,       Dec. 31,
                                                   2000           1999
                                                 --------       --------
Inventory:
             Raw material                        $     17       $     17
             Work in process                        4,874          4,490
             Finished goods                         2,073          1,356
                                                 --------       --------
                                                 $  6,964       $  5,863
                                                 ========       ========

Property and equipment:
             Equipment                           $ 12,792       $ 12,844
             Carrying value of assets to be
             disposed of                               54            266
             Leasehold improvements                   988            123
                                                 --------       --------
                                                   13,834         13,233
             Accumulated depreciation              (7,571)        (7,562)
                                                 --------       --------
                                                    6,263          5,671
             Construction in progress                 214          1,120
                                                 --------       --------

                                                 $  6,477       $  6,791
                                                 ========       ========



Accrued  liabilities:
               Payroll and related               $  1,431       $  1,434
               Other                                  495            398
                                                 --------       --------

                                                 $  1,926       $  1,832
                                                 ========       ========

        NOTE 5. RESTRUCTURING AND OTHER CHARGES

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

        A majority of the Company's new products that have been developed in the past two years utilize sub-micron wafer technology and are currently fabricated by outside foundries. All other remaining wafers were fabricated in the Mountain View facility. In January 1999, the wafer fabrication facility was shut-down and the fabrication equipment is no longer in use and is being held for sale. During the first quarter of 1999, all fabrication of wafers has been transferred to third party foundries. The facility shutdown is a result of developments in the semiconductor industry, primarily the availability of low cost wafer fabrication capacity and the willingness of outside foundries to offer non-standard processes. Competitive designs use submicron technology which allows for more die per wafer than the five inch wafer fabrication in the old Mountain View facility. The restructuring charge relating to the write down of the carrying value of the Company's fabrication equipment to its estimated fair value was $4,458. The cost and accumulated depreciation of the fabrication equipment prior to the write down was $13,027 and $6,330, respectively. The fair value of the fabrication equipment was estimated to be $2,239 and was recorded as "assets to be disposed of". The fair value of the fabrication equipment was based on third party estimates of fair value. As of March 31, 2000, the carrying value of assets to be disposed of is $54.

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

        The following table sets forth the Company's activity for the restructuring cost and charges taken against the accrual and the resulting restructuring accrual balance at March 31, 2000:


                                                          Restructuring Cost
                                                            (in thousands)
                                  ----------------------------------------------------------------------
                                                           Three months ended
                                                               Mar. 31, 2000
                                      Balance        --------------------------------         Balance
                                  Dec. 31, 1999         Expense           Utilized         Mar. 31, 2000
                                  -------------      -------------      -------------      -------------
Idle facility charge              $         102      $          --      $          56      $          46
Employee severance and other                 43                 --                 20                 23
                                  -------------      -------------      -------------      -------------

                                  $         145      $          --      $          76      $          69
                                  =============      =============      =============      =============


        NOTE 6. GAIN ON SALE OF INVESTMENT


        At the end of the quarter ended March 31, 1999, the Company recognized a gain of $5,006 on the sale of its investment in IC WORKS. IC WORKS was purchased by Cypress Semiconductor, Inc., a publicly held company, and as part of the purchase agreement between IC WORKS and Cypress Semiconductor, the

Company's preferred shares, with a book value of $1,500, were exchanged for common shares of Cypress Semiconductor with a fair market value of $6,506. As part of the agreement, ten percent of the common shares received by the Company are held in escrow pending final closure of the purchase of IC Works by Cypress Semiconductor or one year from the date of purchase. During the quarter ended June 30, 1999, the Company sold all of the shares it held, except the shares held in escrow, for $6,730 and recognized an additional gain on the sale of $813 representing the increase in the fair value between the date the shares were received and the date the shares were sold. During the quarter ended March 31, 2000, the shares held in escrow were released to the company. The company sold a portion of the shares and recognized a gain of $1,664 representing the increase in the fair value between the date the shares were received and the date they were sold. The value of the remaining shares to be sold at March 31, 2000 is $1,500 and is presented as short term investments with a related unrealized gain of $1,245, net of tax of $498, being recorded as a separate component of shareholders' equity at March 31, 2000. These shares are accounted for as an available for sale security in accordance with FAS 115.

        NOTE 7. COMPREHENSIVE INCOME:

The following are the components of comprehensive income (in thousands):


                                               Three Months Ended
                                              ---------------------
                                              Mar. 31,      Mar. 31,
                                                 2000          1999
                                              -------       -------
Net income                                    $ 3,678       $ 4,782

Unrealized gain on short term investment
  (net of deferred taxes of $(181))              (271)           --
                                              -------       -------

Comprehensive income                          $ 3,407       $ 4,782
                                              =======       =======


The components of accumulated other comprehensive income are as follows (in thousands):


                                                  Mar. 31,      Dec. 31,
                                                    2000          1999
                                                  --------      --------
Unrealized gain on short term investment
    (net of deferred taxes of $498 and $679)      $    747      $  1,018
                                                  ========      ========


        NOTE 8. EQUITY IN NET LOSS OF SAI:

        In the quarter ended December 31, 1999, the Company entered into a Common Stock Agreement and a Stockholder Purchase Agreement with Silicon Aquarius Incorporated (SAI). In accordance with the agreement the Company purchased 1.3 million shares of common stock of SAI, representing an 18.67% ownership in SAI, for $3.0 million. In addition, the Common Stock Agreement provides the Company with the option to purchase an additional 1.7 million shares for $4.0 million on or before October 7, 2000. The Stockholder Purchase Agreement gives the Company an option to purchase the remaining outstanding shares from major stockholders of SAI on or before November 30, 2001 at the then fair market value of SAI's stock. Notwithstanding this determination, the fair market value shall not be less than $3.34 or greater than $9.00 per share. The Company accounts for this investment on the equity method with a 90-day lag in recording the Company's share of the results for the entity. During the period ending March 31, 2000, the Company recorded an equity in net loss of SAI of $236,000.

        NOTE 9. INVESTMENT IN CSMC:

        During the period ended March 31, 2000, the Company invested $1.6 million for approximately a 4% equity interest in Central Semiconductor Holdings Company Limited, which owns 100% of Central Semiconductor Manufacturing Company Limited (CSMC). CSMC is one of the foundries used by the Company to manufacture the Company's products. The Company accounts for this investment on the cost method.

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

   As the Company transitioned from legacy products to newer proprietary products, it became necessary to develop a source of supply for more advanced wafer processing technology. This transition began at a time when advanced semiconductor capacity was in short supply. Therefore, in November 1995, the Company invested $3.0 million in IC WORKS, Inc., a privately-held wafer foundry company, and provided $10.4 million in capital equipment to IC WORKS. In return for this investment, the Company received a guarantee of sub-micron wafer capacity at specified prices for a period of five years, projected to start in late 1997. During 1996 and 1997, substantial foundry capacity became available worldwide while overall demand did not increase proportionately. Consequently, wafer pricing decreased dramatically, which changed the economic viability of the foundry business of IC WORKS. The IC WORKS wafer foundry was subsequently sold to a captive supplier and as a result, in 1997, the Company recorded a loss of $8.3 million. In the fourth quarter of 1998, the Company also terminated its operating agreement with IC WORKS. During the first quarter of 1999, Cypress Semiconductor, Inc. acquired IC WORKS and the Company received shares of Cypress Semiconductor in exchange for the Company's shares of IC WORKS. As of December 31, 1999, all shares have been sold by the Company except for approximately 70,614 shares which were held in escrow by Cypress Semiconductor. Consequently, the Company recognized a $5.0 million pretax profit during the first quarter of 1999 and another $.8 million of gain during the second quarter when the shares were sold. The remaining 70,614 shares were valued at $2.3 million, which represents the fair market value of $32 per share of Cypress Semiconductor common stock on December 31, 1999. During the period ended March 31, 2000, all of the shares held in escrow were received by the Company and 40,000 shares were sold by the Company. Consequently the Company recognized $1.7 million pretax profit. The remaining shares are presented as short term investments and are accounted for as an available for sale security in accordance with FAS 115. Subsequent to the period ended March 31, 2000, the Company sold the remaining shares and realized a pre-tax gain of $1.4 million.

   In August 1998, the Company announced its plans to shut down its wafer fabrication facility in Mountain View, California and use third party foundries for all of the Company's wafer fabrication. This change was in response to continuing market conditions that made it more economical to purchase wafers than to produce them internally. In January 1999, the wafer fabrication facility was closed. In connection with the closure of this facility, the Company recognized restructuring and other charges of $7.6 million. Historically, the majority of the activity of the Company's manufacturing personnel in product, test and process engineering was to continually evaluate and correct process and test problems in wafer fabrication. During 1999, a majority of these efforts were spent on transitioning the products formerly produced in the Company's wafer fabrication facility to outside foundries.

   All of these historical costs for supporting the fabrication facility and the transition activities, including costs of engineering personnel, were charged to cost of sales as overhead associated with the manufacture of the product. As the Company continues to focus on new product designs, these engineers will be able to allocate more of their time to supporting the design process. This additional allocation of resources, both in effort and costs, will cause research and development expenditures to increase in 2000 compared to 1999.

   In October 1999, the Company purchased 1.3 million shares of common stock of Silicon Aquarius, Inc. for $3.0 million. The Company has an option to purchase an additional 1.7 million shares for $4.0 million on or before October 7, 2000. If the Company exercises this option, the Company will also have an option to purchase the remaining outstanding shares from the major stockholders of Silicon Aquarius on or before November 30, 2001 at the then fair market value, but not less than $3.34 per share or greater than $9.00 per share.

   During the second quarter of 1999, the Company announced a strategic relationship with ON Semiconductor which was then part of Motorola. The purpose of this relationship is to enable each company to augment their existing product lines by selectively releasing under private label a number of the other company's products each quarter. This agreement is expected to generate additional revenues for the Company through the sale of its products to ON Semiconductor for resale as well as the purchase and resale of ON Semiconductor products by the Company. The Company generally expects that ON Semiconductor will sell our products into markets that the Company does not currently serve such as the automotive and consumer appliance markets.


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

RESULTS OF OPERATIONS

NET SALES

        Net sales for the three month period ended March 31, 2000 increased $4.4 million or 34.3% from the corresponding period in the prior fiscal year. The increase in sales was primarily due to higher sales volume in the Company's power management products. For the three month period ended March 31, 2000, Motorola accounted for approximately 34% of net sales compared to 28% of net sales for the same period in the prior year. Future Electronics, one of the Company's distributors, accounted for 13% of the Company's net sales for the three month period ended March 31, 2000 compared to 11% of net sales for same period in the prior year.

GROSS  MARGIN

        Gross margin as a percentage of sales for the three month period ended March 31, 2000 increased to 49.3% from 39.3% in the corresponding period in the prior year. The increase in gross margin was caused by reduced manufacturing costs from the utilization of wafer foundries. The Company's ability to increase gross margins will depend on the successful introduction of its new proprietary products and controlling its manufacturing costs. Future wafer costs will depend on the volume and availability of wafers from the Company's wafer foundries.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses for the three month period ended March 31, 2000 increased to $2.4 million compared to $1.8 million for the corresponding period in the prior year. This increase was primarily due to an increase in salaries and wages for additional design, application and product engineers. Such expenses as a percent of sales decreased in the three month period ended March 31, 2000 to 13.8% of sales compared to 14.0% of sales for the corresponding period in the prior year. The Company expects research and development expenses generally to increase in absolute dollars in future periods although such expenses may fluctuate as a percentage of net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses for the three month period ended March 31, 2000 increased to $2.6 million compared to $2.3 million for the corresponding period in the prior year. This increase was primarily due to increases in salaries and staffing in sales. Such expenses as a percent of sales decreased in the three month period ended March 31, 2000 to 15.2% of sales compared to 17.6% of sales for the corresponding period in the prior year. The Company expects selling, general and administrative expenses generally to increase in absolute dollars in future periods although such expenses may continue to fluctuate as a percentage of net sales.

INTEREST INCOME (EXPENSE), NET

        For the three month period ended March 31, 2000, net interest income was $297,000 compared to $68,000 for the corresponding period in the prior year. The increase in net interest income is due to higher cash balances for the period.

GAIN ON SALE OF INVESTMENT

        For the three months ended March 31, 2000, the company sold additional shares of Cypress Semiconductor Corporation for a gain of $1.7 million compared to a gain of $5.0 million on the sale of its investment in IC WORKS recorded in the corresponding period last year. IC WORKS was purchased by Cypress Semiconductor Corporation, a publicly held company and, as part of the purchase agreement between IC WORKS and Cypress Semiconductor Corporation, the Company's preferred shares, with a book value of $1.5 million, were exchanged for common shares of Cypress Semiconductor Corporation with a fair market value of $6.5 million.

INCOME TAXES

        The effective tax rate for the three month period ended March 31, 2000 was 28.2% which reflects a 23% blended rate of United States, Hong Kong, and German tax rates, offset by the tax rate applicable to the gain on sale of investment. This effective rate compares to the effective rate of 17.5% for the corresponding period in the prior year which was a result of a 27% blended rate of United States, Hong Kong, and German tax rates, offset by the tax rate applicable to the gain on sale of investment.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2000, the Company had $104.8 million of cash and cash equivalents. The Company generated $5.4 million of cash from operating activities during the three months ended March 31, 2000 primarily reflecting net income of $3.7 million and changes in working capital. The net increase in working capital items primarily reflects an increase in income taxes payable of $3.5 million, an increase in current liabilities of $1.7 million, and a decrease in other assets of $.1 million offset by an increase in accounts receivable of $1.4 million and an increase in inventories of $1.1 million.

        The Company generated $.1 million of cash from investing activities during the three months ended March 31, 2000 primarily reflecting net proceeds from the sale of Cypress Semiconductor common stock for $2.0 million, net proceeds from the sale of equipment of $.3 million, offset by the investment in Central Semiconductor Holdings Company Limited of $1.6 million and the purchase of property and equipment of $.5 million. During the three months ended March 31, 1999, the Company generated $.3 million of cash for investing activities primarily reflecting net proceeds from the sale of equipment of $.4 million, offset by purchases of equipment of $.1 million.

        The Company generated $80.8 million of cash for financing activities during the three months ended March 31, 2000 primarily reflecting the sale of common stock of $79.5 million in a secondary offering and the sale of common stock from the employee stock option plan of $1.3 million. During the three months ended March 31, 1999, the Company used $3.3 million of cash for financing activities primarily reflecting the repurchase of common stock of $2.5 million, the payment of notes payable of $1.0 million, offset by proceeds from the sale of common stock of $.2 million.

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

        Dependence on International Sales and Operations. International sales for the three month period ended March 31, 2000 were 67% of total sales for the period compared to 67% of total sales for the same period in the prior year. The Company expects international sales to continue to represent a significant portion of product sales. International sales and operations involve various risks, including unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general political risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because a substantial majority of the Company's international sales are denominated in United States dollars, increases in the value of the dollar would increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products, the sales of which are denominated in local currencies. There can be no assurance that regulatory, political and other factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices.

        Customer and Distributor Concentration. A limited number of customers and distributors has accounted for a significant portion of the Company's net sales. For the three month period ended March 31, 2000 Motorola accounted for approximately 34% of net sales compared to 28% of net sales for the same period in the prior year. Future Electronics, one of the Company's distributors, accounted for 13% of the Company's net sales for the three month period ended March 31, 2000 compared to 11% of net sales for the same period in the prior year. The Company anticipates that it will continue to be dependent or may increase its dependence on a number of key customers and distributors for a significant portion of its net sales. The reduction, delay or cancellation of orders from one or more significant customers for any reason could materially and adversely affect the Company's operating results. The Company is also dependent on sales representatives and distributors for the sale of its products to many of its customers. Such distributors sell competitors' products and are not within the control of the Company. Loss of one or more of the Company's current distributors or disruption of the Company's sales and distribution channels could materially and adversely affect the Company's business and operating results.

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

YEAR 2000 DISCLOSURE

The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. During 1998 and 1999, the company incurred cost of $.1 million and $.3 million related to year 2000 issues. As of March 31, 2000 the company has not encountered any problems associated with year 2000 issues. The Company continues to review all business activities for any potential issues. There can be no assurance that the company has identified all future issues that may be associated with year 2000 issues.

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




                                            TELCOM SEMICONDUCTOR, INC.
                                            (Registrant)



Date: May 9, 2000                           By:  /s/ Phillip M. Drayer
                                                 --------------------------
                                                 Phillip M. Drayer
                                                 President
                                                 Chief Executive Officer



Date: May 9, 2000                           By:  /s/ Robert G. Gargus
                                                 --------------------------
                                                 Robert G. Gargus
                                                 President



Date: May 9, 2000                           By:  /s/ Mark Brown
                                                 --------------------------
                                                 Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION
-------                     -----------
 27.1                   Financial Data Schedule