Form 10-Q
period 2000-06-30
TELCOM SEMICONDUCTOR INC
filed 2000-08-04
CIK 917415

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.................to.................

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

               Yes   [X]   No   [ ]

The number of shares outstanding of the registrant's Common Stock as of August 1, 2000 was 18,241,674.

================================================================================

                           TELCOM SEMICONDUCTOR, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000


                                      INDEX


                                                                          Page
                                                                           No.
Part I. Financial Information

        Item 1. Financial Statements

               Condensed Consolidated Statements of Operations              3

               Condensed Consolidated Balance Sheets                        4

               Condensed Consolidated Statements of Cash Flows              5

               Notes To Condensed Consolidated Financial Statements       6 - 10

        Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 11 - 18

Part II. Other Information

        Item 4. Submission of Matters to a Vote of Security Holders         19

        Item 6. Exhibits and Reports on Form 8-K                            20

Signatures                                                                  21

PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

                           TELCOM SEMICONDUCTOR, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                               Three Months Ended           Six Months Ended
                                             ----------------------      ----------------------
                                             June 30,      June 30,      June 30,      June 30,
                                               2000          1999          2000          1999
                                             --------      --------      --------      --------
Net sales                                    $ 20,012      $ 13,867      $ 37,214      $ 26,675

Cost of sales                                   9,729         7,351        18,448        15,126
                                             --------      --------      --------      --------

Gross profit                                   10,283         6,516        18,766        11,549
                                             --------      --------      --------      --------

Operating expenses:
    Research and development                    2,616         1,885         4,993         3,672
    Selling, general and administrative         3,304         2,584         5,920         4,836
    Restructuring & other                          --            --            --           269
                                             --------      --------      --------      --------

          Total operating expenses              5,920         4,469        10,913         8,777
                                             --------      --------      --------      --------

Income from operations                          4,363         2,047         7,853         2,772
Interest income (expense), net                  1,641             4         1,938            72
Gain on sale of investment                      1,427           813         3,091         5,819
                                             --------      --------      --------      --------

Income before income taxes                      7,431         2,864        12,882         8,663

Provision for income taxes                      1,951           879         3,488         1,896
                                             --------      --------      --------      --------

Income before equity in net loss of SAI         5,480         1,985         9,394         6,767

Equity in net loss of SAI                         208            --           444            --
                                             --------      --------      --------      --------

Net income                                   $  5,272      $  1,985      $  8,950      $  6,767
                                             ========      ========      ========      ========

Per share data:
    Net income

       Basic                                 $   0.29      $   0.14      $   0.54      $   0.47
                                             ========      ========      ========      ========
       Diluted                               $   0.26      $   0.13      $   0.47      $   0.45
                                             ========      ========      ========      ========

Number of shares used to compute per
   Share data

       Basic                                   18,077        14,106        16,546        14,310
                                             ========      ========      ========      ========
       Diluted                                 20,410        15,175        18,843        15,164
                                             ========      ========      ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TELCOM SEMICONDUCTOR, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                  June 30,        Dec. 31,
                                                    2000            1999
                                                  --------        --------
ASSETS

Current assets:
    Cash and cash equivalents                     $111,227        $ 18,413
    Short term investments                              --           2,286
    Accounts receivable                             11,908           8,314
    Inventory                                        8,572           5,863
    Deferred income taxes                            1,062              88
    Other current assets                               625           1,186
                                                  --------        --------
        Total current assets                       133,394          36,150

Property and equipment, net                          6,254           6,791
Other assets                                         3,861           3,000
                                                  --------        --------

                                                  $143,509        $ 45,941
                                                  ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                              $  4,854        $  2,889
    Accrued liabilities                              2,204           1,832
    Deferred distributor income                      1,870           1,635
    Income taxes payable                             6,044             603
                                                  --------        --------
        Total current liabilities                   14,972           6,959

Deferred income taxes                                  400             400
                                                  --------        --------

        Total liabilities                           15,372           7,359
                                                  --------        --------

Stockholders' equity:
    Common stock                                        18              17
    Additional paid-in capital                     107,569          38,644
    Treasury stock                                      --         (12,697)
    Accumulated other comprehensive income              --           1,018
    Retained earnings                               20,550          11,600
                                                  --------        --------
        Total stockholders' equity                 128,137          38,582
                                                  --------        --------

                                                  $143,509        $ 45,941
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

                           TELCOM SEMICONDUCTOR, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                               Six Months Ended
                                                          -------------------------
                                                                   June 30,
                                                          -------------------------
                                                            2000            1999
                                                          ---------       ---------
Cash flows from operating activities:

Net income                                                $   8,950       $   4,782
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Pretax gain on sale of investment                      (3,091)         (5,006)
      Equity in net loss of SAI                                 444              --
      Depreciation and amortization                           1,289             757
      Changes in assets and liabilities:
           Accounts receivable                               (3,594)           (720)
           Inventory                                         (2,709)            707
           Other current assets                                 561            (434)
           Accounts payable                                   1,965             (45)
           Accrued liabilities                                  372            (488)
           Deferred distributor income                          235              10
           Income taxes payable                               5,441             754
                                                          ---------       ---------
Net cash provided by operating activities                     9,863             317
                                                          ---------       ---------

Cash flows from investing activities:

      Purchases of property and equipment                    (1,108)            (91)
      Net proceeds from sale of equipment                       356             434
      Net proceeds from sale of investment                    3,680              --
      Purchase of common stock of CSMC                       (1,600)             --
                                                          ---------       ---------
Net cash provided by investing activities                     1,328             343
                                                          ---------       ---------

Cash flows from financing activities:

      Proceeds from sale of common stock                     81,623             192
      Repurchase of common stock                                 --          (2,473)
      Payments on notes payable                                  --          (1,036)
                                                          ---------       ---------
Net cash provided by (used for) financing activities         81,623          (3,317)
                                                          ---------       ---------

Net increase (decrease) in cash and cash equivalents         92,814          (2,657)

Cash and cash equivalents at the beginning of period         18,413          14,059

                                                          ---------       ---------

Cash and cash equivalents at the end of period            $ 111,227       $  11,402
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

        This report on Form 10-Q for the period ended June 30, 2000 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and Form 10-Q for the period ended March 31, 2000.

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

        Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below:

                                               Three Months Ended           Six Months Ended
                                             ----------------------      ----------------------
                                             June 30,      June 30,      June 30,      June 30,
                                               2000          1999          2000          1999
                                             --------      --------      --------      --------
Net income available to
  common shareholders                        $  5,272      $  1,985      $  8,950      $  6,767
                                             ========      ========      ========      ========

Weighted average common stock
  Outstanding (basic)                          18,077        14,106        16,546        14,310

Effect of dilutive warrants and options         2,333         1,069         2,297           854
                                             --------      --------      --------      --------
Weighted average common stock
  Outstanding (diluted)                        20,410        15,175        18,843        15,164
                                             ========      ========      ========      ========

Income per share:

Basic                                        $   0.29      $   0.14      $   0.54      $   0.47
                                             ========      ========      ========      ========

Diluted                                      $   0.26      $   0.13      $   0.47      $   0.45
                                             ========      ========      ========      ========

        Options to purchase 67,300 shares of common stock at a weighted average price of $8.49 per share were outstanding at June 30, 1999 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common stock during the period. Options to purchase 25,500 shares of common stock at a weighted average price of $35.00 per share were outstanding at June 30, 2000 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common stock during the period.

        NOTE 3. SALE OF COMMON STOCK:

        On March 27, 2000, the Company completed the sale of 3,378,500 shares of its common stock in an underwritten public offering. Aggregate net proceeds to the Company were $79.5 million, after deducting underwriting discounts and offering expenses.

        NOTE 4. BALANCE SHEET DETAILS:

                                                    June 30,       Dec. 31,
                                                      2000           1999
                                                    --------       --------
Inventory:
    Raw material                                    $     --       $     17
    Work in process                                    5,497          4,490
    Finished goods                                     3,075          1,356
                                                    --------       --------

                                                    $  8,572       $  5,863
                                                    ========       ========

Property and equipment:
    Equipment                                       $ 13,032       $ 12,844
    Carrying value of assets to be disposed of            --            266
    Leasehold improvements                             1,056            123
                                                    --------       --------
                                                      14,088         13,233
    Accumulated depreciation                          (8,096)        (7,562)
                                                    --------       --------
                                                       5,992          5,671
    Construction in progress                             262          1,120
                                                    --------       --------

                                                    $  6,254       $  6,791
                                                    ========       ========

Accrued liabilities:
    Payroll and related                             $  1,661       $  1,434
    Other                                                543            398
                                                    --------       --------

                                                    $  2,204       $  1,832
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

        A majority of the Company's new products that had been developed in the prior two years utilized sub-micron wafer technology and are currently fabricated by outside foundries. All other remaining wafers were fabricated in the Mountain View facility. In January 1999, the wafer fabrication facility was shut-down and the fabrication equipment was no longer in use and was being held for sale. During the first quarter of 1999, all fabrication of wafers had been transferred to third party foundries. The facility shutdown was a result of developments in the semiconductor industry, primarily the availability of low cost wafer fabrication capacity and the willingness of outside foundries to offer non-standard processes. Competitive designs used submicron technology which allows for more die per wafer than the five inch wafer fabrication in the old Mountain View facility. The restructuring charge relating to the write down of the carrying value of the Company's fabrication equipment to its estimated fair value was $4,458. The cost and accumulated depreciation of the fabrication equipment prior to the write down was $13,027 and $6,330, respectively. The fair value of the fabrication equipment was estimated to be $2,239 and was recorded as "assets to be disposed of". The fair value of the fabrication equipment was based on third party estimates of fair value. As of June 30, 2000, the carrying value of assets to be disposed of has been fully liquidated from the sale of those assets.

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

        The following table sets forth the Company's activity for the restructuring cost and charges taken against the accrual and the resulting restructuring accrual balance at June 30, 2000:

                                                   Restructuring Cost
                                                     (in thousands)
                                     -------------------------------------------------
                                                    Six months ended
                                     Balance          June 30, 2000           Balance
                                     Dec. 31,     ----------------------      June 30,
                                       1999       Expense       Utilized        2000
                                     --------     -------       --------      --------
Idle facility charge                  $102          $ --          $102          $ --
Employee severance and other            43            --            27            16
                                      ----          ----          ----          ----

                                      $145          $ --          $129          $ 16
                                      ====          ====          ====          ====


        NOTE 6. GAIN ON SALE OF INVESTMENT

        At the end of the quarter ended March 31, 1999, the Company recognized a gain of $5,006 on the sale of its investment in IC WORKS. IC WORKS was purchased by Cypress Semiconductor, Inc., a publicly held company, and as part of the purchase agreement between IC WORKS and Cypress Semiconductor, the Company's preferred shares, with a book value of $1,500, were exchanged for common shares of Cypress Semiconductor with a fair market value of $6,506. As part of the agreement, ten percent of the common shares received by the Company are held in escrow pending final closure of the purchase of IC Works by Cypress Semiconductor or one year from the date of purchase. During the quarter ended June 30, 1999, the Company sold all of the shares it held, except the shares held in escrow, for $6,730 and recognized an additional gain on the sale of $813 representing the increase in the fair value between the date the shares were received and the date the shares were sold. During the quarter ended March 31, 2000, the shares held in escrow were released to the company. The company sold a portion of the shares and recognized a gain of $1,664 representing the increase in the fair value between the date the shares were received and the date they were sold. During the period ended June 30, 2000, the company sold the remaining shares and recognized a gain of $1,427 representing the increase in the fair value between the date the shares were received and the date they were sold.

        NOTE 7. EQUITY IN NET LOSS OF SAI:

        In the quarter ended December 31, 1999, the Company entered into a Common Stock Agreement and a Stockholder Purchase Agreement with Silicon Aquarius Incorporated (SAI). In accordance with the agreement the Company purchased 1.3 million shares of common stock of SAI, representing an 18.67% ownership in SAI, for $3.0 million. In addition, the Common Stock Agreement provides the Company with the option to purchase an additional 1.7 million shares for $4.0 million on or before October 7, 2000. The Stockholder Purchase Agreement gives the Company an option to purchase the remaining outstanding shares from major stockholders of SAI on or before November 30, 2001 at the then fair market value of SAI's stock. Notwithstanding this determination, the fair market value shall not be less than $3.34 or greater than $9.00 per share. The Company accounts for this investment on the equity method with a 90-day lag in recording the Company's share of the results for the entity. During the three month and six month periods ending June 30, 2000, the Company recorded an equity in net loss of SAI of $208 and $444, respectively.

        NOTE 8. INVESTMENT IN CSMC:

        During the period ended March 31, 2000, the Company invested $1.6 million for approximately a 4% equity interest in Central Semiconductor Holdings Company Limited, which owns 100% of Central Semiconductor Manufacturing Company Limited (CSMC). CSMC is one of the foundries used by the Company to manufacture the Company's products. The Company accounts for this investment on the cost method. During the three month and six month periods ended June 30, 2000, the Company purchased fabricated wafers from CSMC for a total amount of $1.5 million and $2.0 million, respectively. At June 30, 2000, the Company had $.8 million in accounts payable to CSMC.

        NOTE 9. TREASURY STOCK:

        During the period ended June 30, 2000, the Company retired all 3.1 million shares of its treasury stock valued at $12.7 million.

Note 10. Comprehensive Income

The following are the components of comprehensive income (in thousands):

                                                Three Months Ended            Six Months Ended
                                              -----------------------      -----------------------
                                              June 30,       June 30,      June 30,       June 30,
                                                2000           1999          2000           1999
                                              --------       --------      --------       --------
Net income                                    $  5,272       $  1,985      $  8,950       $  6,767

Unrealized gain (loss) on short term
    Investment (net of deferred taxes of
    $(498), $273, $(679), and $273)               (747)           409        (1,018)           409
                                              --------       --------      --------       --------

Comprehensive income                          $  4,525       $  2,394      $  7,932       $  7,176
                                              ========       ========      ========       ========

The components of accumulated other comprehensive income are as follows (in thousands):

                                                          June 30,      Dec. 31,
                                                            2000          1999
                                                          --------      --------
Unrealized gain on short term investment
    (net of deferred taxes of $679)                       $     --      $  1,018
                                                          ========      ========

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

        As the Company transitioned from legacy products to newer proprietary products, it became necessary to develop a source of supply for more advanced wafer processing technology. This transition began at a time when advanced semiconductor capacity was in short supply. Therefore, in November 1995, the Company invested $3.0 million in IC WORKS, Inc., a privately-held wafer foundry company, and provided $10.4 million in capital equipment to IC WORKS. In return for this investment, the Company received a guarantee of sub-micron wafer capacity at specified prices for a period of five years, projected to start in late 1997. During 1996 and 1997, substantial foundry capacity became available worldwide while overall demand did not increase proportionately. Consequently, wafer pricing decreased dramatically, which changed the economic viability of the foundry business of IC WORKS. The IC WORKS wafer foundry was subsequently sold to a captive supplier and as a result, in 1997, the Company recorded a loss of $8.3 million. In the fourth quarter of 1998, the Company also terminated its operating agreement with IC WORKS. During the first quarter of 1999, Cypress Semiconductor, Inc. acquired IC WORKS and the Company received shares of Cypress Semiconductor in exchange for the Company's shares of IC WORKS. As of December 31, 1999, all shares have been sold by the Company except for approximately 70,614 shares which were held in escrow by Cypress Semiconductor. Consequently, the Company recognized a $5.0 million pretax profit during the first quarter of 1999 and another $.8 million of gain during the second quarter when the shares were sold. The remaining 70,614 shares were valued at $2.3 million, which represented the fair market value of $32 per share of Cypress Semiconductor common stock on December 31, 1999. During the three months ended March 31, 2000, all of the shares held in escrow were received by the Company and 40,000 shares were sold by the Company. Consequently the Company recognized $1.7 million pretax profit. During the three months ended June 30, 2000, the company sold the remaining 30,614 shares and recognized a gain of $1,427 representing the increase in the fair value between the date the shares were received and the date they were sold.

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

RESULTS OF OPERATIONS

NET SALES

        Net sales for the three month and six periods ended June 30, 2000 increased $6.1 million or 44.3% and $10.5 million or 39.5%, respectively, from the corresponding periods in the prior fiscal year. The increase in sales was primarily due to higher sales volume in the Company's power management and thermal management products. For the three and six month periods ended June 30, 2000, Motorola accounted for approximately 31% and 32%, respectively, of net sales compared to 30% and 29%, respectively, of net sales for the same periods in the prior year. Future Electronics, one of the Company's distributors, accounted for 16% and 15%, respectively, of the Company's net sales for the three month and six month periods ended June 30, 2000 compared to 21% and 16%, respectively, of net sales for same period in the prior year.

GROSS MARGIN

        Gross margin as a percentage of sales for the three month and six month periods ended June 30, 2000 increased to 51.4% and 50.4%, respectively, from 47.0% and 43.3% in the corresponding periods in the prior year. The increase in gross margin was caused by reduced manufacturing costs from the utilization of wafer foundries and fixed cost efficiencies associated with increased production. Company's ability to increase gross margins will depend on the successful introduction of its new proprietary products and controlling its manufacturing costs. Future wafer costs will depend on the volume and availability of wafers from the Company's wafer foundries.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses for the three month and six month periods ended June 30, 2000 increased to $2.6 million and $5.0 million, respectively, compared to $1.9 million and $3.7 million for the corresponding periods in the prior year. This increase was primarily due to an increase in salaries and wages for additional design, application and product engineers. Such expenses as a percent of sales decreased in the three month and six month periods ended June 30, 2000 to 13.1% and 13.4%, respectively, of sales compared to 13.6% and 13.8%, respectively, of sales for the corresponding period in the prior year. The Company expects research and development expenses generally to increase in absolute dollars in future periods although such expenses may fluctuate as a percentage of net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses for the three month and six month periods ended June 30, 2000 increased to $3.3 million and $5.9 million, respectively, compared to $2.6 million and $4.8 million, respectively, for the corresponding periods in the prior year. This increase was primarily due to increases in salaries and staffing. Such expenses as a percent of sales decreased in the three month and six month periods ended June 30, 2000 to 16.5% and 15.9%, respectively, of sales compared to 18.6% and 18.1%, respectively, of sales for the corresponding period in the prior year. The Company expects selling, general and administrative expenses generally to increase in absolute dollars in future periods although such expenses may continue to fluctuate as a percentage of net sales.

INTEREST INCOME (EXPENSE), NET

        For the three month and six month periods ended June 30, 2000, net interest income was $1.6 million and $1.9 million, respectively, compared to $4,000 and $72,000, respectively, for the corresponding period in the prior year. The increase in net interest income is due to higher cash balances for the period.

GAIN ON SALE OF INVESTMENT

        For the three months and six month periods ended June 30, 2000, the company sold additional shares of Cypress Semiconductor Corporation for a gain of $1.4 million and $3.1 million, respectively, compared to a gain of $.8 million and $5.8 million on the sale of its investment in IC WORKS recorded in the corresponding periods last year.

INCOME TAXES

        The effective tax rate for the three month and six month periods ended June 30, 2000 was 26.3% and 27.1%, respectively, which reflects a 23% blended rate of United States, Hong Kong, and German tax rates, offset by the tax rate applicable to the gain on sale of investment. This effective rate compares to the effective rate of 30.7% and 21.9%, respectively, for the corresponding periods in the prior year which was a result of a 27% blended rate of United States, Hong Kong, and German tax rates, offset by the tax rate applicable to the gain on sale of investment.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2000, the Company had $111.2 million of cash and cash equivalents. The Company generated $9.9 million of cash from operating activities during the six months ended June 30, 2000 primarily reflecting net income of $9.0 million and changes in working capital. The net increase in working capital items primarily reflects an increase in income taxes payable of $5.4 million, an increase in current liabilities of $2.3 million, and a decrease in other assets of $.6 million offset by an increase in accounts receivable of $3.6 million and an increase in inventories of $2.7 million.

        The Company generated $1.3 million of cash from investing activities during the six months ended June 30, 2000 primarily reflecting net proceeds from the sale of Cypress Semiconductor common stock for $3.7 million, net proceeds from the sale of equipment of $.4 million, offset by the investment in Central Semiconductor Holdings Company Limited of $1.6 million and the purchase of property and equipment of $1.1 million. During the six months ended June 30, 1999, the Company generated $7.3 million of cash for investing activities primarily reflecting net proceeds from the sale of Cypress Semiconductor common stock for $6.7 million, net proceeds from the sale of equipment of $1.0 million, offset by purchases of equipment of $.4 million.

        The Company generated $81.6 million of cash for financing activities during the six months ended June 30, 2000 primarily reflecting the sale of common stock of $79.5 million in a secondary offering and the sale of common stock from the employee stock option plan of $2.1 million. During the six months ended June 30, 1999, the Company used $6.1 million of cash for financing activities primarily reflecting the repurchase of common stock of $3.0 million, the payment of notes payable of $3.6 million, offset by proceeds from the sale of common stock of $.6 million.

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

        Manufacturing Risks. The Company utilizes CMOS, and Silicon Gate process technologies, which are tailored to meet product specifications and customer requirements. Outside wafers are purchased from one of five foundries and market conditions could result in wafers being in short supply and prevent the Company from having adequate supply to meet its customer requirements. There can be no assurances going forward that the Company will have the ability to acquire all the wafers it desires.

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

        Dependence on International Sales and Operations. International sales for the three month and six month periods ended June 30, 2000 were 64% and 65%, respectively, of total sales for the period compared to 69% and 68%, respectively, of total sales for the same period in the prior year. The Company expects international sales to continue to represent a significant portion of product sales. International sales and operations involve various risks, including unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general political risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because a substantial majority of the Company's international sales are denominated in United States dollars, increases in the value of the dollar would increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products, the sales of which are denominated in local currencies. There can be no assurance that regulatory, political and other factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices.

        Customer and Distributor Concentration. A limited number of customers and distributors has accounted for a significant portion of the Company's net sales. For the three month and six month periods ended June 30, 2000 Motorola accounted for approximately 31% and 32%, respectively of net sales compared to 30% and 29%, respectively, of net sales for the same period in the prior year. Future Electronics, one of the Company's distributors, accounted for 16% and 15%, respectively, of the Company's net sales for the three month and six month periods ended June 30, 2000 compared to 21% and 16% of net sales for the same period in the prior year. The Company anticipates that it will continue to be dependent or may increase its dependence on a number of key customers and distributors for a significant portion of its net sales. The reduction, delay or cancellation of orders from one or more significant customers for any reason could materially and adversely affect the Company's operating results. The Company is also dependent on sales representatives and distributors for the sale of its products to many of its customers. Such distributors sell competitors' products and are not within the control of the Company. Loss of one or more of the Company's current distributors or disruption of the Company's sales and distribution channels could materially and adversely affect the Company's business and operating results.

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

YEAR 2000 DISCLOSURE

The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. During 1998 and 1999, the company incurred cost of $.1 million and $.3 million related to year 2000 issues. As of June 30, 2000 the company has not encountered any problems associated with year 2000 issues. The Company continues to review all business activities for any potential issues. There can be no assurance that the company has identified all future issues that may be associated with year 2000 issues.

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

        Registrant held its Annual Meeting of Shareholders on April 13, 2000.

        At the meeting the following matters were voted upon, and the number of votes cast for and against, as well as the number of abstentions and broker non votes, as to each matter, along with separate tabulation with respect to each nominee for office, set forth below:

1. Election of directors to serve for the ensuing year and until their successors are duly elected and qualified.

                          For           Against        Abstention      Non Votes
                       ----------      ----------      ----------     -----------
Phillip M. Drayer      12,509,351          0              555,454          0
Robert G. Gargus       12,516,254          0              548,551          0
T. Peter Thomas        12,516,154          0              548,651          0
Donald E. Fowler       12,491,494          0              573,311          0
Frank Gill             12,516,754          0              548,051          0

2.   Amendment to 1994 Stock Option Plan

                          For           Against        Abstention      Non Votes
                       ----------      ----------      ----------     -----------
                        3,099,941       3,071,516        34,492            0

    This amendment was not approved because the majority of the shareholders present did not cast their votes in favor of the amendment.

3. Ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the current fiscal year ending December 31, 2000.

                          For           Against        Abstention      Non Votes
                       ----------      ----------      ----------     -----------
                       13,038,887        13,451          12,467            0

        PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibits are being filed as part of this report.

               10.13 Tenancy Agreement dated May 30, 2000 related to a portion of the premises located at the Jing Wah Building No. 10 Sam Chuk Street, Hong Kong

               27.1   Financial Data Schedule

        (b) No reports on Form 8-K were filed during the fiscal quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TELCOM SEMICONDUCTOR, INC.
                                        (Registrant)



Date: August 4, 2000                    By:  /s/ Robert G. Gargus
                                             -----------------------------------
                                             Robert G. Gargus
                                             President & Chief
                                             Executive Officer

Date: August 4, 2000                    By:  /s/ Mark Brown
                                             -----------------------------------
                                             Mark Brown
                                             Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number         Description
------         -----------
10.13          Tenancy Agreement dated May 30, 2000 related to a portion of the premises located at the Jing Wah Building No. 10 Sam Chuk Street,
               Hong Kong

27.1           Financial Data Schedule