Form 10-Q
period 2000-09-30
TELCOM SEMICONDUCTOR INC
filed 2000-11-07
CIK 917415

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - Q

(Mark One)

             X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

             _    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from..............to............

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

         Yes  X     No  __

The number of shares outstanding of the registrant's Common Stock as of October 31 31, 2000 was 18,314,505.
================================================================================

                           TELCOM SEMICONDUCTOR, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                      INDEX

                                                                         Page
                                                                          No.

Part I. Financial Information

     Item 1. Financial Statements (unaudited)

        Condensed Consolidated Statements of Operations ..........        3

        Condensed Consolidated Balance Sheets ....................        4

        Condensed Consolidated Statements of Cash Flows ..........        5

        Notes To Condensed Consolidated Financial Statements .....      6 - 11

      Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..................     11 - 18

Part II. Other Information

      Item 6. Exhibits and Reports on Form 8-K ...................       19

Signatures .......................................................       20

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                           TELCOM SEMICONDUCTOR, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                   Three Months Ended        Nine Months Ended
                                                 ----------------------    ----------------------
                                                 Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                                                   2000         1999         2000         1999
                                                 -------      -------      -------      -------
Net sales .................................      $18,171      $14,851      $55,385      $41,526
Cost of sales .............................        8,651        8,099       27,099       23,225
                                                 -------      -------      -------      -------
Gross profit ..............................        9,520        6,752       28,286       18,301
                                                 -------      -------      -------      -------
Operating expenses:
    Research and development ..............        2,616        1,478        7,609        5,150
    Selling, general and administrative ...        2,998        2,579        8,918        7,415
    Restructuring & other .................         --           --           --            269
                                                 -------      -------      -------      -------
          Total operating expenses ........        5,614        4,057       16,527       12,834
                                                 -------      -------      -------      -------
Income from operations ....................        3,906        2,695       11,759        5,467
Interest income (expense), net ............        1,746          154        3,684          226
Gain on sale of investment ................         --           --          3,091        5,819
                                                 -------      -------      -------      -------
Income before income taxes ................        5,652        2,849       18,534       11,512
Provision for income taxes ................        1,546          542        5,034        2,438
                                                 -------      -------      -------      -------
Income before equity in net loss of SAI ...        4,106        2,307       13,500        9,074
Equity in net loss of SAI .................          205         --            649         --
                                                 -------      -------      -------      -------
Net income ................................      $ 3,901      $ 2,307      $12,851      $ 9,074
                                                 -------      -------      -------      -------
Per share data:
    Net income
       Basic ..............................      $  0.21      $  0.16      $  0.75      $  0.63
                                                 -------      -------      -------      -------
       Diluted ............................      $  0.19      $  0.14      $  0.67      $  0.58
                                                 -------      -------      -------      -------
Number of shares used to compute per
   share data
       Basic ..............................       18,252       14,279       17,115       14,300
                                                 -------      -------      -------      -------
       Diluted ............................       20,156       16,216       19,280       15,514
                                                 -------      -------      -------      -------

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TELCOM SEMICONDUCTOR, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                   Sept. 30,       Dec. 31,
                                                     2000            1999
                                                   ---------      ---------
ASSETS
Current assets:
    Cash and cash equivalents ...............      $ 113,639      $  18,413
    Short term investments ..................           --            2,286
    Accounts receivable .....................         13,249          8,314
    Inventory ...............................         10,148          5,863
    Deferred income taxes ...................          1,199             88
    Other current assets ....................            852          1,186
                                                   ---------      ---------
        Total current assets ................        139,087         36,150

Property and equipment, net .................          5,992          6,791
Other assets ................................          4,736          3,000
                                                   ---------      ---------
                                                   $ 149,815      $  45,941
                                                   =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ........................      $   4,374      $   2,889
    Accrued liabilities .....................          2,354          1,832
    Deferred distributor income .............          2,650          1,635
    Income taxes payable ....................          7,649            603
                                                   ---------      ---------
        Total current liabilities ...........         17,027          6,959

Deferred income taxes .......................            400            400
                                                   ---------      ---------
        Total liabilities ...................         17,427          7,359
                                                   ---------      ---------
Stockholders' equity:
    Common stock ............................             18             17
    Additional paid-in capital ..............        107,919         38,644
    Treasury stock ..........................           --          (12,697)
    Accumulated other comprehensive income ..           --            1,018
    Retained earnings .......................         24,451         11,600
                                                   ---------      ---------
        Total stockholders' equity ..........        132,388         38,582
                                                   ---------      ---------
                                                   $ 149,815      $  45,941
                                                   =========      =========


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TELCOM SEMICONDUCTOR, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                 Nine Months Ended
                                                                      Sept. 30,
                                                             -------------------------
                                                                2000           1999
                                                             ---------       ---------
Cash flows from operating activities:
Net income ............................................      $  12,851       $   9,074
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Pretax gain on sale of investment ...............         (3,091)         (5,819)
      Equity in net loss of SAI .......................            649            --
      Depreciation and amortization ...................          1,948           2,086
      Changes in assets and liabilities:
           Accounts receivable ........................         (4,935)         (1,453)
           Inventory ..................................         (4,285)           (131)
           Other current assets .......................            334            (436)
           Accounts payable ...........................          1,485            (736)
           Accrued liabilities ........................            522             (41)
           Deferred distributor income ................          1,015             385
           Income taxes payable .......................          7,046             420
                                                             ---------       ---------
Net cash provided by operating activities .............         13,539           3,349
                                                             ---------       ---------
Cash flows from investing activities:
      Purchases of property and equipment .............         (1,485)           (566)
      Net proceeds from sale of equipment .............            449           1,260
      Net proceeds from sale of investment ............          3,680           6,730
      Purchase of common stock of CSMC ................         (1,600)           --
      Purchase of M.E.A.D. Microelectronics ...........         (1,330)           --
                                                             ---------       ---------
Net cash (used for) provided by investing activities ..           (286)          7,424
                                                             ---------       ---------
Cash flows from financing activities:
      Proceeds from sale of common stock ..............         81,973           1,312
      Repurchase of common stock ......................           --            (3,039)
      Payments on notes payable .......................           --            (3,696)
                                                             ---------       ---------
Net cash provided by (used for) financing activities ..         81,973          (5,423)
                                                             ---------       ---------

Net increase in cash and cash equivalents .............         95,226           5,350
Cash and cash equivalents at the beginning of period ..         18,413          14,059
                                                             ---------       ---------

Cash and cash equivalents at the end of period ........      $ 113,639       $  19,409
                                                             =========       =========

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TELCOM SEMICONDUCTOR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     This report on Form 10-Q for the period ended September 30, 2000 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and Forms 10-Q for the periods ended March 31, 2000 and June 30, 2000.

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

     Following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented below (in thousands, except per share data):

                                         Three Months Ended        Nine Months Ended
                                       ---------------------     ---------------------
                                       Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                                         2000         1999         2000         1999
                                       -------      -------      -------      -------
Net income available to
  common stockholders ...........      $ 3,901      $ 2,307      $12,851      $ 9,074
                                       -------      -------      -------      -------
Weighted average common stock
   outstanding (basic) ..........       18,252       14,279       17,115       14,300

Effect of options ...............        1,904        1,937        2,165        1,214
                                       -------      -------      -------      -------
Weighted average common stock
  outstanding (diluted) .........       20,156       16,216       19,280       15,514
                                       -------      -------      -------      -------
Income per share:
Basic ...........................      $  0.21      $  0.16      $  0.75      $  0.63
                                       -------      -------      -------      -------
Diluted .........................      $  0.19      $  0.14      $  0.67      $  0.58
                                       -------      -------      -------      -------

     Options to purchase 988,500 shares of common stock at a weighted average price of $23.62 per share were outstanding at September 30, 2000 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common stock during the period.

     NOTE 3. SALE OF COMMON STOCK:

     On March 27, 2000, the Company completed the sale of 3,378,500 shares of its common stock in an underwritten public offering. Aggregate net proceeds to the Company were $79.5 million, after deducting underwriting discounts and offering expenses.

     NOTE 4. BALANCE SHEET DETAILS (IN THOUSANDS):

                                                        Sept. 30,      Dec. 31,
                                                          2000           1999
                                                        --------       --------
Inventory:
    Raw material .................................      $   --         $     17
    Work in process ..............................         5,172          4,490
    Finished goods ...............................         4,976          1,356
                                                        --------       --------
                                                        $ 10,148       $  5,863
                                                        ========       ========

Property and equipment:
    Equipment ....................................      $ 13,227       $ 12,844
    Leasehold improvements .......................           934            123
    Carrying value of assets to be disposed of ...          --              266
                                                        --------       --------
                                                          14,161         13,233
    Accumulated depreciation .....................        (8,269)        (7,562)
                                                        --------       --------
                                                           5,892          5,671
    Construction in progress .....................           100          1,120
                                                        --------       --------
                                                        $  5,992       $  6,791
                                                        ========       ========
Accrued  liabilities:
    Payroll and related ..........................      $  1,943       $  1,434
    Other ........................................           411            398
                                                        --------       --------
                                                        $  2,354       $  1,832
                                                        ========       ========

     NOTE 5. RESTRUCTURING AND OTHER CHARGES

     During 1998, the Company recorded restructuring and other charges totaling $7.3 million, consisting of $6.5 million of items relating to the closure of the Company's wafer fabrication facility, and $743,000 relating to other one-time charges.

     In August 1998, the Company announced its plans to shut down its five-inch wafer fabrication facility in Mountain View, California and use third party foundries for all of its wafer fabrication. In conjunction with the shut-down of its wafer fabrication foundry, the Company recorded fab closure charges totaling $6.5 million to write down and write off manufacturing equipment and facilities improvements; accrue for future idle facility space; accrue severance of manufacturing and other personnel and other costs.

     A majority of the Company's new products that had been developed in the prior two years utilized sub-micron wafer technology and are currently fabricated by outside foundries. All other remaining wafers were fabricated in the Mountain View facility. In January 1999, the wafer fabrication facility was shut-down and the fabrication equipment was no longer in use and was being held for sale. During the first quarter of 1999, all fabrication of wafers had been transferred to third party foundries. The facility shutdown was a result of developments in the semiconductor industry, primarily the availability of low cost wafer fabrication capacity and the willingness of outside foundries to offer non-standard processes. Competitive designs used sub-micron technology which allows for more die per wafer than possible with the five inch wafer fabrication in the Mountain View facility. The restructuring charge relating to the write down of the carrying value of the Company's fabrication equipment to its estimated fair value was $4.5 million. The cost and accumulated depreciation of the fabrication equipment prior to the write down was $13.0 million and $6.3 million, respectively. The fair value of the fabrication equipment was estimated to be $2.2 million and was recorded as "assets to be disposed of". The fair value of the fabrication equipment was based on third party estimates of fair value. During the quarter ended June 30, 2000, the carrying value of assets to be disposed of had been fully liquidated from the sale of those assets.

     The restructuring charge for 1998 also included charges for idle facilities of $1.4 million, severance payments totaling $519,000 for employees terminated upon closing of the facility and environmental and related clean up costs of $132,000. Additional restructuring charges are included in the first quarter of 1999 for employee severance costs of $243,000 and environmental and related clean up costs of $26,000.

     The following table sets forth the Company's activity for the restructuring cost and charges taken against the accrual and the resulting restructuring accrual balance at September 30, 2000:


                                                             Restructuring Cost
                                                               (in thousands)
                                     ----------------------------------------------------------------
                                                             Nine months ended
                                                              Sept. 30, 2000
                                        Balance           ----------------------           Balance
                                     Dec. 31, 1999        Expense       Utilized       Sept. 30, 2000
                                     -------------        -------       --------       --------------
Idle facility charge ............        $ 102             $  --         $ 102              $ --
Employee severance and other ....           43               (16)           27                --
                                         -----             -----         -----              ----
                                         $ 145             $ (16)        $ 129              $ --
                                         =====             =====         =====              ====

     NOTE 6. GAIN ON SALE OF INVESTMENT

     At the end of the quarter ended March 31, 1999, the Company recognized a gain of $5.0 million on the sale of its investment in IC WORKS. IC WORKS was purchased by Cypress Semiconductor, Inc., a publicly held company, and as part of the purchase agreement between IC WORKS and Cypress Semiconductor, the Company's preferred shares, with a book value of $1.5 million, were exchanged for common shares of Cypress Semiconductor with a fair market value of $6.5 million. As part of the agreement, ten percent of the common shares received by the Company were held in escrow pending final closure of the purchase of IC Works by Cypress Semiconductor or one year from the date of purchase. During the quarter ended June 30, 1999, the Company sold all of the shares it held, except the shares held in escrow, for $6.7 million and recognized an additional gain on the sale of $813,000 representing the increase in the fair value between the date the shares were received and the date the shares were sold. During the quarter ended March 31, 2000, the shares held in escrow were released to the Company. The Company sold a portion of the shares and recognized a gain of $1.7 million representing the increase in the fair value between the date the shares were received and the date they were sold. During the quarter ended June 30, 2000, the company sold the remaining shares and recognized a gain of $1.4 million representing the increase in the fair value between the date the shares were received and the date they were sold.

     NOTE 7. EQUITY IN NET LOSS OF SAI:

     In the quarter ended December 31, 1999, the Company entered into a Common Stock Agreement and a Stockholder Purchase Agreement with Silicon Aquarius Incorporated (SAI). In accordance with the agreement the Company purchased 1.3 million shares of common stock of SAI, representing an 18.67% ownership in SAI, for $3.0 million. The Company accounts for this investment under the equity method. During the three month and nine month periods ending September 30, 2000, the Company recorded an equity in net loss of SAI of $205,000 and $649,000, respectively.

     NOTE 8. INVESTMENT IN CSMC:

     During the quarter ended March 31, 2000, the Company invested $1.6 million for approximately a 4% equity interest in Central Semiconductor Holdings Company Limited, which owns 100% of Central Semiconductor Manufacturing Company Limited
(CSMC). CSMC is one of the foundries used by the Company to manufacture the Company's products. The Company accounts for this investment on the cost method. During the three month and six month periods ended September 30, 2000, the Company purchased fabricated wafers from CSMC for a total amount of $1.7 million and $3.7 million, respectively. At September 30, 2000, the Company had $632,000 in accounts payable to CSMC.

     NOTE 9. TREASURY STOCK:

     During the quarter ended June 30, 2000, the Company retired all 3.1 million shares of its treasury stock valued at $12.7 million.

     NOTE 10. COMPREHENSIVE INCOME:

The following are the components of comprehensive income (in thousands):

                                                  Three Months Ended            Nine Months Ended
                                                 -----------------------    -------------------------
                                                 Sept. 30,     Sept. 30,     Sept. 30,      Sept. 30,
                                                   2000          1999          2000           1999
                                                 --------      --------      --------       --------
Net income ................................      $  3,901      $  2,307      $ 12,851       $  9,074
Unrealized gain (loss) on short term
    investment, net of deferred taxes of
    $152, $(679), and $425 ................          --             228        (1,018)           637
                                                 --------      --------      --------       --------
Comprehensive income ......................      $  3,901      $  2,535      $ 11,833       $  9,711
                                                 --------      --------      --------       --------

The components of accumulated other comprehensive income are as follows (in thousands):
                                                                             Sept. 30,       Dec. 31,
                                                                               2000           1999
                                                                             --------       --------
Unrealized gain on short term investment,
    net of deferred taxes of $679 ..........                                  $ --            $1,018
                                                                             --------       --------


     NOTE 11. PURCHASE OF M.E.A.D. MICROELECTRONICS, S.A.

     On August 25, 2000, the Company acquired the assets, including cash, and assumed the liabilities of M.E.A.D. Microelectronics, S.A. (MEAD) an engineering design company located in Switzerland, for $1.5 million in cash in a transaction accounted for as a purchase. As part of the purchase agreement, the Company will pay an additional $1.1 million to the former sole shareholder of MEAD in quarterly installments of $91,667 contingent upon the shareholder's continued employment with the Company. In addition, the Company granted an aggregate of 150,000 options to purchase the Company's common stock to the sole shareholder and key employees of MEAD. The allocation of purchase price, based on the fair value of the acquired assets and assumed liabilities, resulted in goodwill of $1.3 million which is being amortized over three years. During the three months ended September 30, 2000, the Company recognized one month of related amortization expense of $35,000, which is included as a component of research and development expense.

         In conjunction with the acquisition, the Company entered into a revenue sharing agreement with certain individuals, including the shareholder and key employees of MEAD, which obligates the Company to pay royalties related to the sale of certain specified products and pay a percentage of non-recurring engineering revenues earned on certain contracts.

     NOTE 12. SUBSEQUENT EVENT

     On October 27, 2000, the Company announced a planned merger with Microchip Technology, Inc. (Microchip) which will be accounted for as a stock-for-stock transaction. Under the terms of the definitive merger agreement, if the average closing price of Microchip's common stock for the ten trading days preceding the closing of the transaction is between $28.30 and $32.61, Microchip will issue a number of shares of its common stock for each outstanding share of the Company's common stock equal to $15.00 by such ten day average price. If Microchip's ten day average closing price prior to the merger is less than $28.30, each share of the Company's common stock will receive 0.53 shares of Microchip's common stock.

If the ten day average price exceeds $32.61, each share the Company's common stock will be exchanged for 0.46 shares of Microchip's common stock. Pending stockholders approval, the transaction is expected to be consummated during the first quarter of calendar year 2001.

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

OVERVIEW

     TelCom Semiconductor, Inc. ("TelCom" or the "Company") was founded in December 1993 as the result of a management buyout of the Teledyne Components Division of Teledyne Industries Inc. The Company designs, manufactures and sells a variety of analog and mixed-signal integrated circuits. The Company's product offerings are divided into four primary categories: (1) Power Management (2) Thermal Management (3) Data Converters and (4) Linear Building Blocks. Over the last several years, the Company has been transitioning its product portfolio away from the legacy products associated with the Teledyne Division to higher value proprietary solutions. As a result, the Company's current product offering consists of both proprietary and second source products. While the primary emphasis is developing proprietary products, the Company does offer second source products to enhance its total product portfolio. Average selling prices for the Company's proprietary products have generally tended to decline at a slower rate than have those for the Company's second source products, which are more susceptible to competitive pricing pressures. The Company generally recognizes higher gross margins on its proprietary products than on its second source products.

     As the Company transitioned from legacy products to newer proprietary products, it became necessary to develop a source of supply for more advanced wafer processing technology. This transition began at a time when advanced semiconductor capacity was in short supply. Therefore, in November 1995, the Company invested $3.0 million in IC WORKS, Inc., a privately-held wafer foundry company, and provided $10.4 million in capital equipment to IC WORKS. In return for this investment, the Company received a guarantee of sub-micron wafer capacity at specified prices for a period of five years, projected to start in late 1997. During 1996 and 1997, substantial foundry capacity became available worldwide while overall demand did not increase proportionately. Consequently, wafer pricing decreased dramatically, which changed the economic viability of the foundry business of IC WORKS. The IC WORKS wafer foundry was subsequently sold to a captive supplier and as a result, in 1997, the Company recorded a loss of $8.3 million. In the fourth quarter of 1998, the Company also terminated its operating agreement with IC WORKS. During the first quarter of 1999, Cypress Semiconductor, Inc. acquired IC WORKS and the Company received shares of Cypress Semiconductor in exchange for the Company's shares of IC WORKS. As of December 31, 1999, all shares had been sold by the Company except for approximately 70,614 shares which were held in escrow by Cypress Semiconductor. Consequently, the Company recognized a $5.0 million pretax profit during the first quarter of 1999 and another $813,000 of gain during the second quarter when the shares were sold. The remaining 70,614 shares were valued at $2.3 million, which represented the fair market value of $32 per share of Cypress Semiconductor common stock on December 31, 1999. During the three months ended March 31, 2000, all of the shares held in escrow were received by the Company and 40,000 shares were sold by the Company. Consequently the Company recognized $1.7 million pretax profit. During the three months ended June 30, 2000, the company sold the remaining 30,614 shares and recognized a gain of $1.4 million representing the increase in the fair value between the date the shares were received and the date they were sold.

In August 1998, the Company announced its plans to shut down its wafer fabrication facility in Mountain View, California and use third party foundries for all of the Company's wafer fabrication. This change was in response to continuing market conditions that made it more economical to purchase wafers than to produce them internally. In January 1999, the wafer fabrication facility was closed. In connection with the closure of this facility, the Company recognized restructuring and other charges of $7.3 million. Historically, the majority of the activity of the Company's manufacturing personnel in product, test and process engineering was to continually evaluate and correct process and test problems in wafer fabrication. During 1999, a majority of these efforts were spent on transitioning the products formerly produced in the Company's wafer fabrication facility to outside foundries.

     All of these historical costs for supporting the fabrication facility and the transition activities, including costs of engineering personnel, were charged to cost of sales as overhead associated with the manufacture of the product. As the Company continues to focus on new product designs, these engineers have allocated more of their time to supporting the design process. This additional allocation of resources, both in effort and costs, have caused research and development expenditures to increase in 2000 compared to 1999.

     In October 1999, the Company purchased 1.3 million shares of common stock of Silicon Aquarius, Inc. for $3.0 million.

     During the second quarter of 1999, the Company announced a strategic relationship with ON Semiconductor, which was then part of Motorola. The purpose of this relationship is to enable each company to augment their existing product lines by selectively releasing under private label a number of the other company's products each quarter. As a result of this relationship, additional revenues have been generated for the Company through the sale of its products to ON Semiconductor for resale into markets that the Company does not currently serve, such as the automotive and consumer appliance markets.

     During the quarter ended September 30, 2000, the Company acquired the assets, including cash, and assumed the liabilities of M.E.A.D. Microelectronics, S.A. (MEAD) an engineering design company located in Switzerland, for $1.5 million in cash in a transaction accounted for as a purchase. As part of the purchase agreement, the Company will pay an additional $1.1 million to the former sole shareholder of MEAD contingent upon the shareholder's continued employment with the Company. In addition, the Company granted an aggregate of 150,000 options to purchase the Company's common stock to the sole shareholder and key employees of MEAD.

     The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect net sales, gross margins and operating income. These factors include the volume and timing of orders received, changes in the mix of proprietary and second source products sold, market acceptance of the Company's and its customers' products, competitive pricing pressures, the Company's ability to introduce new products on a timely basis, the timing and extent of research and development expenses, fluctuations in manufacturing yields, cyclical semiconductor industry conditions, the Company's access to advanced process technologies and the timing and extent of process development costs. Historically in the semiconductor industry, average selling prices of products have decreased over time. If the Company is unable to introduce new products with higher margins, maintain its product mix between proprietary and second source products or reduce manufacturing costs to offset decreases in the prices of its existing products, the Company's operating results will be adversely affected. The Company's business is characterized by short term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without penalty to the customer. Since most of the Company's backlog is cancelable without penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, because of the high fixed costs in the semiconductor industry, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls. As a result of the foregoing or other factors, the Company may experience material adverse fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

NET SALES

     Net sales for the three month and nine periods ended September 30, 2000 increased $3.3 million or 22.4% and $13.9 million or 33.4%, respectively, from the corresponding periods in the prior fiscal year. The increase in sales was primarily due to higher sales volume of power management devices. For the three and nine month periods ended September 30, 2000, Motorola accounted for approximately 16% and 27%, respectively, of net sales compared to 41% and 33%, respectively, of net sales for the same periods in the prior year. Future Electronics, one of the Company's distributors, accounted for 16% and 15%, respectively, of the Company's net sales for the three month and nine month periods ended September 30, 2000 compared to 8% and 13%, respectively, of net sales for same period in the prior year.

GROSS  MARGIN

     Gross margin as a percentage of sales for the three month and nine month periods ended September 30, 2000 increased to 52.4% and 51.1%, respectively, from 45.5% and 44.1% in the corresponding periods in the prior year. The increase in gross margin was caused by fixed cost efficiencies associated with increased production. Company's ability to increase gross margins will depend on the successful introduction of its new proprietary products and controlling its manufacturing costs. Future wafer costs will depend on the volume and availability of wafers from the Company's wafer foundries.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses for the three month and nine month periods ended September 30, 2000 increased to $2.6 million and $7.6 million, respectively, compared to $1.5 million and $5.2 million for the corresponding periods in the prior year. This increase was primarily due to an increase in salaries and wages for additional design, application and product engineers. Such expenses as a percent of sales increased in the three month and nine month periods ended September 30, 2000 to 14.4% and 13.7%, respectively, of sales compared to 10.0% and 12.4%, respectively, of sales for the corresponding period in the prior year. The Company expects research and development expenses generally to increase in absolute dollars in future periods although such expenses may fluctuate as a percentage of net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three month and nine month periods ended September 30, 2000 increased to $3.0 million and $9.0 million, respectively, compared to $2.6 million and $7.4 million, respectively, for the corresponding periods in the prior year. This increase was primarily due to increases in salaries and staffing. Such expenses as a percent of sales decreased in the three month and nine month periods ended September 30, 2000 to 16.5% and 16.1%, respectively, of sales compared to 17.4% and 17.9%, respectively, of sales for the corresponding period in the prior year. The Company expects selling, general and administrative expenses generally to increase in absolute dollars in future periods although such expenses may continue to fluctuate as a percentage of net sales.

 INTEREST INCOME (EXPENSE), NET

     For the three month and nine month periods ended September 30, 2000, net interest income was $1.7 million and $3.7 million, respectively, compared to $154,000 and $226,000, respectively, for the corresponding period in the prior year. The increase in net interest income is due to higher cash balances for the period.

GAIN ON SALE OF INVESTMENT

     During the nine months ended September 30, 2000, the company sold its remaining shares of Cypress Semiconductor Corporation for a gain of $3.1 million compared to a gain of $813,000 for the three months ended September 30, 1999 and $5.8 million for the nine months ended September 30, 1999 on the sale of its investment in IC WORKS.

INCOME TAXES

     The effective tax rate for the three month and nine month periods ended September 30, 2000 was 27.4% and 27.2%, respectively, which reflects a 23% blended rate of United States, Hong Kong, and German tax rates, offset by the tax rate applicable to the gain on sale of investment and additional interest income from cash investments. This effective rate compares to the effective rate of 19.0% and 21.2%, respectively, for the corresponding periods in the prior year which was a result of a 23% blended rate of United States, Hong Kong, and German tax rates, offset by the tax rate applicable to the gain on sale of investment.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, the Company had $113.6 million of cash and cash equivalents. The Company generated $13.5 million of cash from operating activities during the nine months ended September 30, 2000 primarily reflecting net income of $12.9 million and changes in working capital. The net increase in working capital items primarily reflects an increase in income taxes payable of $7.0 million, an increase in current liabilities of $2.0 million, an increase in deferred distributor income of $1.0 million, and a decrease in other assets of $.3 million offset by an increase in accounts receivable of $4.9 million and an increase in inventories of $4.3 million.

     The Company used $286,000 of cash for investing activities during the nine months ended September 30, 2000 primarily reflecting net proceeds from the sale of Cypress Semiconductor common stock for $3.7 million, net proceeds from the sale of equipment of $449,000, offset by the investment in Central Semiconductor Holdings Company Limited of $1.6 million, the acquisition of M.E.A.D. Microelectronics for $1.5 million and the purchase of property and equipment of $1.5 million. During the nine months ended September 30, 1999, the Company generated $7.4 million of cash from investing activities primarily reflecting net proceeds from the sale of Cypress Semiconductor common stock for $6.7 million, net proceeds from the sale of equipment of $1.3 million, offset by purchases of equipment of $566,000.

     The Company generated $82.0 million of cash from financing activities during the nine months ended September 30, 2000 primarily reflecting the sale of common stock of $79.5 million in a secondary offering and the sale of common stock from the employee stock option plan of $2.5 million. During the nine months ended September 30, 1999, the Company used $5.4 million of cash for financing activities primarily reflecting the repurchase of common stock of $3.0 million, the payment of notes payable of $3.7 million, offset by proceeds from the sale of common stock of $1.3 million.

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

     Dependence on International Sales and Operations. International sales for the three month and nine month periods ended September 30, 2000 were 52% and 61%, respectively, of total sales for the period compared to 71% and 69%, respectively, of total sales for the same period in the prior year. The Company expects international sales to continue to represent a significant portion of product sales. International sales and operations involve various risks, including unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general political risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. In addition, because a substantial majority of the Company's international sales are denominated in United States dollars, increases in the value of the dollar would increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products, the sales of which are denominated in local currencies. There can be no assurance that regulatory, political and other factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices.

     Customer and Distributor Concentration. A limited number of customers and distributors has accounted for a significant portion of the Company's net sales. For the three month and nine month periods ended September 30, 2000 Motorola accounted for approximately 16% and 27%, respectively of net sales compared to 41% and 33%, respectively, of net sales for the same period in the prior year. Future Electronics, one of the Company's distributors, accounted for 16% and 15%, respectively, of the Company's net sales for the three month and nine month periods ended September 30, 2000 compared to 8% and 13% of net sales for the same period in the prior year. The Company anticipates that it will continue to be dependent or may increase its dependence on a number of key customers and distributors for a significant portion of its net sales. The reduction, delay or cancellation of orders from one or more significant customers for any reason could materially and adversely affect the Company's operating results. The Company is also dependent on sales representatives and distributors for the sale of its products to many of its customers. Such distributors sell competitors' products and are not within the control of the Company. Loss of one or more of the Company's current distributors or disruption of the Company's sales and distribution channels could materially and adversely affect the Company's business and operating results.

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

YEAR 2000 DISCLOSURE

     The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. During 1998 and 1999, the company incurred cost of $.1 million and $.3 million related to year 2000 issues. As of September 30, 2000 the company has not encountered any problems associated with year 2000 issues. The Company continues to review all business activities for any potential issues. There can be no assurance that the company has identified all future issues that may be associated with year 2000 issues.

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

                                             TELCOM SEMICONDUCTOR, INC.
                                             (Registrant)


Date: November 7, 2000                   By: /s/ Robert G. Gargus
                                             --------------------------------
                                             Robert G. Gargus
                                             President & Chief Executive
                                             Officer

Date: November 7, 2000                   By: /s/ Mark Brown
                                             --------------------------------
                                             Mark Brown
                                             Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.         Description
-----------         -----------
27.1                Financial Data Schedule